Form 10-Q
period 2013-06-29
Gigamon Inc.
filed 2013-08-12
CIK 1484504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission File Number: 001-35957

Gigamon Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3963351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

598 Gibraltar Drive, Milpitas, California 95035

(Address of principal executive offices and Zip Code)

(408) 263-2022

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2013, 30,475,787 shares of the registrant’s common stock were outstanding.

Gigamon Inc.

Form 10-Q

For the Quarterly Period Ended June 29, 2013

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Gigamon,” “company,” “we,” “us” and “our” in this document refer to Gigamon Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term “Gigamon” may also refer to our products, regardless of the manner in which they are accessed.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gigamon Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 29, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,522	$18,675
Accounts receivable, net of allowance of $0 as of June 29, 2013 and December 31, 2012	17,908	20,677
Inventories	3,241	3,736
Deferred tax assets	4,679	—
Prepaid expenses and other current assets	3,269	3,407
Total current assets	150,619	46,495
Property and equipment, net	3,558	2,686
Deferred tax assets, non-current	19,906	—
Other assets	17	2,316
TOTAL ASSETS	$174,100	$51,497

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,986	$3,221
Accrued and other current liabilities	36,443	18,710
Deferred revenue	27,662	23,917
Total current liabilities	67,091	45,848
Deferred revenue, non-current	8,639	6,903
Other liabilities, non-current	219	447
TOTAL LIABILITIES	75,949	53,198
Commitments and Contingencies (Note 6)
Redeemable convertible Series A preferred units – $2.81 per unit value; zero and 8,110 units authorized, issued and outstanding at June 29, 2013 and December 31, 2012, respectively	—	28,344
STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Common units – No par value per unit; zero units authorized, issued or outstanding at June 29, 2013; and 33,333 units authorized, 17,300 units issued and outstanding at December 31, 2012	—	1,625
Preferred stock—$0.0001 par value per share; 20,000 authorized, no shares issued or outstanding at June 29, 2013; no shares authorized, issued or outstanding at December 31, 2012	—	—
Common stock—$0.0001 par value per share; 1,000,000 shares authorized, 30,476 shares issued and outstanding at June 29, 2013; no shares authorized, issued or outstanding at December 31, 2012	3	—
Treasury stock—No par value, 8,110 shares authorized and outstanding as of June 29, 2013 and December 31, 2012	(12,469)	(12,469)
Additional paid-in capital	119,153	1,522
Accumulated deficit	(8,536)	(20,723)
TOTAL STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)	98,151	(30,045)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED UNITS, AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)	$174,100	$51,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net Revenue:
Product	$23,354	$16,213	$40,873	$27,106
Services	9,055	6,254	17,349	12,063
Total net revenue	32,409	22,467	58,222	39,169
Cost of revenue:
Product	7,098	4,086	11,822	7,451
Services	1,911	453	2,564	945
Total cost of revenue	9,009	4,539	14,386	8,396
Gross profit	23,400	17,928	43,836	30,773
Operating expenses:
Research and development	17,097	3,570	22,768	7,515
Sales and marketing	26,114	9,112	38,535	17,335
General and administrative	12,688	2,735	16,197	4,041
Total operating expenses	55,899	15,417	77,500	28,891
(Loss) income from operations	(32,499)	2,511	(33,664)	1,882
Interest income	1	3	3	6
Other expense, net	(18)	(7)	(25)	(33)
(Loss) income before income tax benefit (provision)	(32,516)	2,507	(33,686)	1,855
Income tax benefit (provision)	24,571	(28)	24,542	(91)
Net (loss) income	(7,945)	2,479	(9,144)	1,764
Accretion of preferred stock to redemption value and issuance costs	(503)	(553)	(1,088)	(1,097)
Loss (earnings) distributable to preferred stockholders	538	(615)	1,107	(213)
Net (loss) income attributable to common stockholders	$(7,910)	$1,311	$(9,125)	$454
Net (loss) income per share attributable to common stockholders:
Basic and Diluted	$(0.41)	$0.08	$(0.50)	$0.03
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic and Diluted	19,247	17,300	18,284	17,300

Comprehensive (loss) income attributable to common stockholders	$(7,910)	$1,311	$(9,125)	$454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,144)	$1,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,198	538
Stock-based compensation expense	18,290	636
Deferred income taxes	(24,585)	—
(Recovery) write-down of Inventories	(140)	1,382
Loss on disposal of fixed assets	14	—
Changes in operating assets and liabilities:
Accounts receivable	2,769	4,760
Inventories	1,652	352
Prepaid expenses and other assets	230	684
Accounts payable	(85)	(1,288)
Accrued and other liabilities	19,385	3,944
Deferred revenue	5,481	2,110
Net cash provided by operating activities	15,065	14,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,200)	(1,240)
Net cash used in investing activities	(2,200)	(1,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net	97,068	—
Distribution of income to LLC members	(7,097)	(7,440)
Proceeds from exercise of stock options	11	—
Net cash provided by (used in) financing activities	89,982	(7,440)
NET INCREASE IN CASH AND CASH EQUIVALENTS	102,847	6,202

CASH AND CASH EQUIVALENTS — Beginning of period	18,675	13,102
CASH AND CASH EQUIVALENTS — End of period	$121,522	$19,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$47	$56
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$29,432	$—
Accretion of preferred stock to redemption value and issuance costs discount	$1,088	$1,097
Unpaid deferred offering costs	$1,777	$1,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Gigamon Inc. (the “Company”) designs, develops and sells products and services that together provide customers with visibility and control of network traffic. The Company serves global enterprises and services providers that seek to maintain and improve the reliability, performance and security of their network infrastructure. The business was founded in 2004 and was originally operated by Gigamon Systems LLC, a California limited liability company (“Gigamon Systems”). In January 2009, the Company was formed as a limited liability company (“Gigamon LLC”) in the state of Delaware and Gigamon Systems contributed substantially all of its assets and liabilities to Gigamon LLC in exchange for all of Gigamon LLC’s common units. On May 31, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed its name from Gigamon LLC to Gigamon Inc. (the “LLC Conversion”).

2. Significant Accounting Policies

Basis of Presentation

The Company prepared its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 12, 2013 (the “Prospectus”).

There have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Change in Fiscal Year End

Effective January 1, 2013, the Company changed its reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2013 will be a 52-week fiscal year ending on December 28, 2013, and each quarter will be a 13-week quarter. The first and second quarters of fiscal 2013 ended on March 30, 2013 and June 29, 2013, respectively.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of June 29, 2013, its results of operations and comprehensive (loss) income for the three and six months ended June 29, 2013 and June 30, 2012, and its cash flows for the six months ended June 29, 2013 and June 30, 2012. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and six month periods are also unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to revenue recognition, provision for doubtful accounts, warranty reserve, excess and obsolete inventory write-downs, fair value and forfeiture of stock-based awards, depreciable lives, and income taxes. The Company bases its estimates on historical experience, projections for future performance and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Initial Public Offering and Conversion of Preferred Stock

On June 17, 2013, the Company completed its initial public offering (the “IPO”), in which 7,762,500 million shares of its common stock were sold at a public offering price of $19.00 per share. The Company sold 5,512,500 shares of common stock, inclusive of 1,012,500 shares of common stock sold upon the exercise in full of the overallotment option by the underwriters. The Company received net proceeds of $93.4 million, net of underwriting discounts and commissions of $7.3 million and other offering expenses of approximately $4.0 million. In addition, the Company’s selling stockholders sold 2,250,000 shares of common stock at a public offering price of $19.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. In connection with its IPO, all of the Company’s then-outstanding redeemable convertible preferred stock was converted into 8.1 million shares of common stock, effective June 17, 2013.

Reverse Stock Split

Effective May 20, 2013, the Company completed a one-for-three reverse stock split, as approved by its Board of Directors (the “Board”). All shares and per share amounts set forth herein give effect to this reverse stock split.

Concentrations of Market, Manufacturing and Credit Risk and Significant Customers

The Company operates in highly competitive and rapidly changing markets that could negatively impact the Company’s operating results. A number of components that meet the Company’s manufacturing requirements are available only from single source suppliers. In addition, the Company relies on one contract manufacturer to manufacture substantially all of its products. The inability of its single source suppliers and contract manufacturer to provide the Company with adequate supplies of high-quality components and products could cause a delay in order fulfillment, which could adversely affect the Company’s revenue, cost of sales and operating results.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places the majority of its cash and cash equivalents with one major financial institution in the United States that management believes is creditworthy. Such deposits may exceed the insured limits provided on them.

The Company generally requires no collateral from its customers. The Company mitigates credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts. As of June 29, 2013 and December 31, 2012, the Company had recorded an allowance of doubtful accounts of zero.

The Company sells its products primarily through channel partners, including distributors and resellers, and occasionally directly to end-user customers. For the three and six months ended June 29, 2013 and June 30, 2012, no end-user customer accounted for 10% or more of net revenue.

The following customer represented more than 10% of net revenue and accounts receivable:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Percent of Net Revenue:
Customer A (distributor)	57%	59%	57%	61%

	As of
	June 29, 2013	December 31, 2012
Percent of Accounts Receivable:
Customer A (distributor)	45%	50%

Inventories

Inventory is valued at the lower of cost computed on a first-in, first-out basis, or market value. At the point of inventory write-down, a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company writes down inventory in excess of forecasted demand over a certain period, as a component of cost of revenue. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products.

The Company recognized a benefit of $0.1 million from the sale of previously written down inventory in the three and six months ended June 29, 2013, and recorded inventory write-offs of $0.4 million and $1.4 million in the three and six months ended June 30, 2012, respectively.

Revenue Recognition

The Company generates revenue from sales of traffic visibility solutions to channel partners and direct customers (“product revenue”) as well as maintenance and support contracts and other billable services (together “services revenue”). Most of the Company’s products are hardware appliances containing software components that function together to deliver the essential functionality of the solution. The Company typically delivers products and services in a single transaction. The deliverables consist of traffic visibility solutions, maintenance and support, and other billable services. The Company’s typical arrangement includes the sale of one or multiple products that include first year maintenance and support as well as standard warranty. Other arrangements consist of the sale of products bundled with additional maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms, except to two of the Company’s distributors which have a general right of return and in that case, revenue is deferred until sell-through has occurred. Revenue is reported net of rebates, discounts and any other sales incentives.

The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) sales price is fixed or determinable and (4) collectability is reasonably assured.

When sales arrangements contain multiple elements and software and non-software components that function together to deliver the products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) of the selling price if VSOE is not available, or best estimated selling prices (“BESP”) if neither VSOE nor TPE is available.

When the Company enters in arrangements to provide more than one product or service (“multiple deliverables”), these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. The Company has established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market. For deliverables with no established VSOE, the Company determines the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. The Company monitors and evaluates BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

Services revenue is recognized ratably over the contractual support period, which is typically one year and can be up to five years.

Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheets. As of June 29, 2013 and December 31, 2012, deferred product costs were $0.8 million and $0.6 million, respectively.

In accordance with contractual provisions, the Company may offer cooperative marketing funds based on a fixed dollar percentage of product sales to certain of its channel partners or to fund specific marketing activities for these partners. The Company records such amounts as a reduction to revenue, or if the Company has evidence of fair value of the separable and identifiable benefit received, as marketing expense.

Shipping and handling costs are recorded in cost of revenue in the period products are shipped to customers.

Warranty

The Company provides five-year warranties on its products against defects in manufacturing. The Company accrues for potential liability claims as a component of cost of product revenue based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The accrued warranty balance is reviewed periodically for adequacy and is included in accrued and other current liabilities and in other non-current liabilities in the condensed consolidated balance sheets.

Stock-based Compensation

Stock-based compensation expense related to stock-based transactions, including employee, director, and consultant awards, as well as employee stock purchase plan purchase rights (“purchase rights”), is measured and recognized in the condensed consolidated financial statements based on fair value of the award on the grant date. The fair value of option awards and purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards. Expense for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors.

Advertising Costs

Expenses related to advertising of products are charged to sales and marketing expense as incurred. For all periods presented, advertising expenses were insignificant.

Income Taxes

The Company is subject to U.S. federal income taxes as well as state taxes. In addition, the Company may be subject to taxes in a foreign jurisdiction where it operates.

Prior to the LLC Conversion in May 2013, the Company was a Delaware limited liability company that passed through income and losses to its members. As a result, the Company was not subject to any U.S. federal or state income taxes as the related tax consequences were reported by the individual members.

Effective upon the completion of the LLC Conversion, the Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company applies the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no material items qualifying as other comprehensive (loss) income and, therefore, for all periods presented, the Company’s comprehensive (loss) income was the same as its reported net (loss) income.

Reclassification

The Gigamon LLC members’ distribution payable amount in the prior year balance sheet has been reclassified into accrued and other current liabilities to conform to the current year presentation. Such reclassification did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding the presentation of comprehensive income. The new guidance requires an entity to present the effects on net income line items of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. An entity shall provide this information either on the face of the consolidated financial statements or in the notes to the consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance effective January 1, 2013 did not result in a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective prospectively for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this accounting standard update will have a material impact on its condensed consolidated financial statements.

3. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The inputs used in the valuation methodologies in measuring fair value are defined in the fair value hierarchy as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The components of the Company’s cash and cash equivalents are as follows (in thousands):

		Fair Value Measured Using
	As of June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$109,904	$109,904	$—	$—
Money market funds	11,618	11,618	—	—
Total cash and cash equivalents	$121,522	$121,522	$—	$—

		Fair Value Measured Using
	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$7,060	$7,060	$—	$—
Money market funds	11,615	11,615	—	—
Total cash and cash equivalents	$18,675	$18,675	$—	$—

The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company holds money market funds that invest primarily in high-quality short-term money-market instruments, and these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. The money market funds are classified as cash equivalents.

Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. There have been no transfers between Level 1 and 2 during the periods presented.

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities approximates fair value due to their short maturities.

4. Balance Sheet Components

Inventories

Inventories are comprised of the following (in thousands):

	As of
	June 29, 2013	December 31, 2012
Raw materials	$918	$1,583
Finished goods	2,323	2,153
Total inventories	$3,241	$3,736

Other Assets

The following table shows the components of other assets (in thousands):

	As of
	June 29, 2013	December 31, 2012
Deferred offering costs	$—	$2,207
Refundable deposits	17	109
Total other assets	$17	$2,316

Deferred offering costs of approximately $4.0 million, consisting of legal, accounting and filing fees incurred in connection with the IPO, were capitalized and offset against the IPO proceeds upon the completion of the offering.

Accrued and Other Current Liabilities

The following table shows the components of accrued and other current liabilities (in thousands):

	As of
	June 29, 2013	December 31, 2012
Accrued employee related costs	$25,900	$5,843
Accrued payroll and other taxes	2,404	4,662
Accrued professional services	3,293	1,280
Accrued inventory purchases	1,863	846
Gigamon LLC members’ distribution payable	399	4,821
Sales return reserve	259	240
Accrued warranty, current	253	195
Other accruals	2,072	823
Total accrued and other current liabilities	$36,443	$18,710

Accrued Warranty

The following table presents the activity related to the current and non-current product warranty within accrued and other current liabilities and other non-current liabilities (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of period	$350	$231
Accrual for warranty during the period	283	273
Actual costs incurred	(178)	(173)
Balance at end of period	$455	$331

	As Of
	June 29, 2013	December 31, 2012
Reported as:
Current	$253	$195
Non-current	202	155
Total	$455	$350

5. Related Party Transactions

Founders’ Bonuses

The Company paid bonuses to certain founder employees through December 31, 2012, pursuant to the Restated Limited Liability Company Agreement by and among the Company and certain of its stockholders, dated January 20, 2010, as amended, or the LLC Agreement, prior to its termination on May 31, 2013. Founders’ bonus expense was zero in the three and six months ended June 29, 2013, and $0.8 million in the three and six months ended June 30, 2012.

Gigamon LLC Members’ Distribution Payable

Prior to the LLC Conversion, the Company allocated its adjusted net (loss) income to the holders of its outstanding equity (hereafter referred to as the members) pro rata based upon each member’s pro rata equity ownership, pursuant to the LLC Agreement. The Company distributed a portion of the allocated earnings to its members, as approved by the Board, subject to the requirement that the Company’s cash and cash equivalents remained at or above $2.5 million following the distribution.

The undistributed amount was recorded as Gigamon LLC members’ distribution payable within accrued and other current liabilities in the condensed consolidated balance sheets. As of June 29, 2013 and December 31, 2012, the Gigamon LLC members’ distribution payable balance was $0.4 million and $4.8 million, respectively. During the six months ended June 29, 2013 and June 30, 2012, the Company distributed $7.1 million and $7.4 million, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases office space for its existing headquarters and United Kingdom subsidiary under non-cancelable operating leases that expire at various times through December 2017. The Company has an option to extend the lease on its headquarters from June 2016 to June 2019, as well as an early termination option which allows the Company to terminate this lease at the end of June 2014 by providing a written notice and an early termination fee of $250,000 at least 180 days prior to the early termination date. The Company has also entered into lease agreements for additional office space in Milpitas, California as well as for sales offices in New York, Japan, Hong Kong, Russia and Singapore. The Company recognizes rent expense on a straight–line basis over the lease period.

Rent expense related to the Company’s operating leases was $0.2 million and $0.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $0.4 million and $0.3 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 29, 2013 were as follows (in thousands):

Fiscal Year:
2013 (remaining six months)	$741
2014	472
2015	418
2016	243
2017	69
Thereafter	—
$1,943

Purchase Commitments

As of June 29, 2013 and December 31, 2012, the Company’s purchase commitments with its vendors totaled $8.9 million and $5.9 million, respectively.

Revolving Line of Credit

The Company had a bank line of credit, which provided for borrowings of up to $10.0 million. The facility, which became effective in April 2011 and was amended in April 2012, April 2013, May 2013 and June 2013, expired in July 2013. The line of credit facility contained financial covenants that required the Company to maintain adjusted earnings before income tax, depreciation, and amortization of $8.0 million as of the end of each fiscal quarter, as measured on a trailing four quarter basis, as well as complying with other non-financial covenants. Borrowings pursuant to this facility would bear interest at a floating per annum rate equal to the greater of one-quarter of one percentage point (0.25%) above the Prime Rate (3.25% at December 31, 2012) or three and one-half percent (3.50%). As of June 29, 2013 and December 31, 2012, the Company was in compliance with the covenants under this line of credit facility.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate be expected to have a material adverse effect on its business, operating results, financial condition or cash flows.

Guarantees

Under the indemnification provisions of its standard sales related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by its customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities. To date, there have been no claims under any indemnification provisions. The fair values of these obligations are not material as of each balance sheet date presented.

7. Performance Unit Plan (PUP)

In 2009, the Company adopted the 2009 Performance Unit Plan (the “2009 Plan”). The 2009 Plan was not an equity plan and was intended to provide an incentive payment to employees, consultants and Board members by providing payment based on the appreciation in value of the Company at the time of a change in control event, such as a business acquisition, merger or an IPO (each performance unit a “PUP”). PUPs did not constitute ownership units or interests of the Company.

The distribution amount is defined as the difference between the redemption value of the units received at the time of the change of control and the base value of the PUP, which was $0.15 as determined by the Board at each award date. While the distributable amount may be satisfied in either cash or stock at the time of a change in control, the Company elected to make such distribution in cash.

Upon the completion of the IPO on June 17, 2013, the Company accrued compensation and related payroll tax expense of $20.4 million in its condensed consolidated financial statements in the three and six months ended June 29, 2013, for the 1,057,772 PUPs vested as of the IPO date. The 2009 Plan was terminated in June 2013, in connection with the completion of the IPO.

The following table summarizes the Company’s PUP activity:

		PUPs Outstanding
	PUPs Available for Grant	Number of PUPs	Weighted- Average Base Price
Balances — December 31, 2012	218,160	1,404,812	$0.15
Settled	—	(1,057,772)	0.15
Cancelled	347,040	(347,040)	0.15
Termination of the Plan	(565,200)	—	$0.15
Balances — June 29, 2013	—	—

As of December 31, 2012
Base Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Vested
$0.15	1,404,812	7.96	862,922

8. Preferred Stock and Stockholders’ Equity (Members’ Deficit)

LLC Conversion

On May 31, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed the Company’s name from Gigamon LLC to Gigamon Inc. Effective May 31, 2013, all of the Company’s

outstanding common units and preferred units were converted into shares of common stock and preferred stock. Immediately following the LLC Conversion, certain entities affiliated with Highland Capital Partners that held the Company’s Series A preferred stock were merged with and into the Company, and the entities affiliated with Highland Capital Partners that merged with and into the Company received preferred stock in exchange for their equity interests. Further, in connection with the LLC Conversion, Gigamon Systems LLC, the holder of all of the Company’s outstanding common units prior to the LLC Conversion, exchanged all of the interests that it held in the Company for 16,851,635 shares of the common stock of Gigamon Inc. In addition, all outstanding options to purchase shares in Gigamon Systems LLC were substituted for fully vested options to purchase 448,349 shares of the Company’s common stock, at a weighted average exercise price of $0.02 per share, for which the Company recognized related stock-based compensation expense of $8.5 million in the three and six months ended June 29, 2013. Additionally, the Company recorded a net adjustment to deferred income tax asset of $14.8 million and reclassified $24.0 million from accumulated deficit to additional paid-in capital.

Preferred Units

Prior to the LLC Conversion, the Company had 8,109,848 authorized Series A preferred units. Each holder of Series A preferred units was entitled to certain rights and privileges under the LLC Agreement. Upon the LLC Conversion, all of the then-outstanding Series A preferred units were converted into shares of Series A preferred stock. Furthermore, in connection with the closing of the Company’s IPO, all of the Company’s then-outstanding Series A preferred stock (the “Series A”) were converted to common stock on June 17, 2013 (the “Series A Conversion”). As of June 29, 2013 and December 31, 2012, the Company had zero and 8,109,847 Series A preferred units outstanding, respectively.

Common Units

Prior to the LLC Conversion, the Company had 33,333,333 common units authorized with no par value. Each holder of common units was entitled to one vote for each common unit held. Upon the LLC Conversion, all of the then-outstanding common units were converted into shares of common stock. As of June 29, 2013 and December 31, 2012, the Company had zero and 17,300,005 common units outstanding, respectively.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock, $0.0001 par value per share. Each holder of common stock is entitled to one vote for each share of common stock held. Cumulative voting for the election of directors is not provided in the Company’s amended and restated certificate of incorporation. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine.

As of June 29, 2013, the Company had 30,475,787 shares of common stock issued and outstanding.

Preferred Stock

The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 29, 2013, the Company had no shares of preferred stock issued or outstanding.

Equity Award Plans

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the “2012 Plan”) were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board.

The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to employees, directors and consultants of the Company. Prior to its termination, the 2012 Plan authorized the Company to grant options and RSUs up to a maximum of 4,967,172 units to employees, directors and consultants of the Company.

Stock Options

Options granted to new hires, under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Option Plans”), are generally subject to a four-year vesting period whereby options become 25% vested on the first anniversary from the grant date and then ratably monthly thereafter through the end of the vesting period. Vested options may be exercised up to ten years from the vesting commencement date. Vested but unexercised options expire 30 days after termination of service with the Company.

The following table summarizes the stock option activity related to shares of common stock under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — December 31, 2012	2,418,397	$7.92	9.40	$12,527
Options granted	1,518,515	$10.34
Options exercised	(1,805)	$6.09
Options cancelled	(74,496)	$9.86
Balance — June 29, 2013	3,860,611	$8.84	9.25	$72,258
Vested and expected to vest — December 31, 2012	1,173,666	$9.34	9.51	$4,428
Exercisable — December 31, 2012	189,459	$10.19	9.61	$559
Vested and expected to vest — June 29, 2013	3,556,485	$8.78	9.26	$66,783
Exercisable — June 29, 2013	897,369	$4.66	9.46	$20,551

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair market value per share of $27.56 and $13.11 as of June 29, 2013 and December 31, 2012, respectively, for the total number of underlying options. Weighted-average fair value per share for option awards vested in the six months ended June 29, 2013 and June 30, 2012 was $12.94 and $7.61, respectively. As of December 31, 2012, options to purchase 1,070,316 shares of the Company’s common stock that commenced vesting only upon the completion of an IPO were excluded from the vested and expected to vest numbers as the IPO had not occurred.

Restricted Stock Units

RSUs generally vest ratably on a quarterly basis over a period of three to four years. The vesting is subject to the employee’s continuing service with the Company over that period. Until vested, RSUs do not have the voting or dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding. RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation for non-performance based awards is recognized on a ratable basis over the requisite service period of each grant adjusted for estimated forfeitures.

The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding		Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance — December 31, 2012	149,841		$11.12	1.98	$1,965
RSUs granted	540,598		17.11
RSUs cancelled	(12,999)		13.87
Balance — June 29, 2013	677,440	*	$15.85	1.67	$18,670
Vested and expected to vest — June 29, 2013	622,810		$15.85	1.61	$17,165

*Inclusive of 8,666 RSUs with performance-based vesting criteria.

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair market value per share of $27.56 and $13.11 as of June 29, 2013 and December 31, 2012, respectively, for the total number of underlying RSUs. All RSUs have been excluded from the vested and expected to vest numbers as of December 31, 2012 as the Company’s IPO had not occurred as of such balance sheet date.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2013 Employee Stock Purchase Plan the (“ESPP”). Under the ESPP, 439,422 shares are authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In the three and six months ended June 29, 2013, the Company recorded stock-based compensation expense of $0.1 million for its ESPP. No shares have been purchased by employees under the ESPP as of and for the three and six months ended June 29, 2013.

Stock-based Compensation Expense

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock option awards:
Expected term (in years)	5.0 - 6.3	2.6 - 6.9	5.0 - 6.3	2.6 – 6.9
Risk-free interest rate	0.89% - 1.67%	0.50%-1.28%	0.89%-1.67%	0.50%-1.28%
Expected volatility	65.25%	62.5%	63.77%-65.25%	62.5%
Expected dividend rate	— %	— %	— %	— %
Grant date fair value per award	$10.31-$19.00	$7.80	$9.44-$19.00	$7.80

ESPP purchase rights:
Expected term (in years)	0.68 - 2.18	—	0.68 - 2.18	—
Risk-free interest rate	0.08%–0.20%	— %	0.08%–0.20%	— %
Expected volatility	53.6%-63.08%	— %	53.6%-63.08%	— %
Expected dividend rate	— %	— %	— %	— %
Grant date fair value per share	$12.11-$15.68	$—	$12.11-$15.68	$—

The following table presents the stock-based compensation expense recorded in the Company’s consolidated statement of operations and comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Cost of revenue	$2,691	$2	$2,709	$2
Research and development	6,069	32	6,378	32
Sales and marketing	5,263	86	5,692	86
General and administrative	2,674	516	3,511	516
Total stock-based compensation expense	$16,697	$636	$18,290	$636

As of June 29, 2013, unrecognized compensation expense related to stock options, RSUs and ESPP, net of estimated forfeitures, of $14.7 million, $8.3 million, and $10.0 million, respectively, will be amortized over a weighted-average remaining period of 1.6 years, 1.7 years and 1.3 years, respectively. There was no capitalized stock-based compensation expense for any period presented.

9. Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan providing a matching contribution of 50% of each participant’s contribution, up to the lesser of 6% of the participant’s annual compensation or $7,650 for 2013. In 2012, the Company provided a contribution equal to 3% of each participant’s compensation, up to $7,500.

The Company’s contributions to the 401(k) defined contribution plan were $0.4 million and $0.2 million for the three months end June 29, 2013 and June 30, 2012, respectively, and $0.9 million and $0.4 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

10. Income Tax

The company recorded an income tax benefit of $24.6 million and $24.5 million in the three and six months ended June 29, 2013, respectively.  The income tax benefit for the three and six months ended June 29, 2013 reflects mainly the impact of domestic deferred tax and a nominal amount of foreign income tax expense. In connection with the conversion from a Delaware LLC to a Delaware corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, the Company is now subject to both federal and state income taxes and, therefore, the Company recognized deferred tax assets of $14.8 million upon conversion to a Delaware corporation and $9.8 million due to income tax benefit recorded in the three and six months ended June 29, 2013 due to net losses incurred in the three and six months ended June 29, 2013.

The Company determined that a valuation allowance was not necessary for the total deferred tax assets of $24.6 million as of June 29, 2013 as it is more likely than not that such deferred tax assets will be realized in the future based on the Company’s past profitability and forecasted earnings.

At June 29, 2013, the Company had $187,000 of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.

The Company files annual income tax returns in multiple taxing jurisdictions on a worldwide basis. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of June 29, 2013, changes to the Company’s uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company’s financial position or results of operations.

11. Net (Loss) Income per Share

Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common stock outstanding for the period.

Diluted net (loss) income per common stock is computed by giving effect to all potential dilutive common stock outstanding during the period, including stock options, RSUs and ESPP shares. The computation of diluted net (loss) income does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding options is computed using the treasury stock method. In periods when the Company has incurred a net loss, potential dilutive common stock outstanding have been excluded from the calculation of diluted net loss per common stock as their effect is antidilutive.

The net (loss) income per share and weighted-average shares information presented in the condensed consolidated financial statements gives effect to the Company’s one-for-three reverse stock split completed on May 20, 2013. Effective June 17, 2013, all shares of then-outstanding redeemable convertible preferred stock were converted to common stock and are included in the weighted-average shares used to compute net (loss) income per share from the conversion date. Dilutive securities in the Company’s diluted earnings (loss) per share calculation for the periods before the close of the Company’s IPO in June 2013 do not include stock options and RSUs with vesting contingent upon an IPO or a liquidity event. Prior to the Series A Conversion, the net (loss) income per share are presented in conformity with the two-class method as Series A was considered participating securities due to their rights of cumulative preferred return. Under the two-class method, net (loss) income is allocated between common stock and other participating securities based on their participating rights. Accordingly, earnings allocated or distributed to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net (loss) income per share attributable to common stock holders.

The following potentially dilutive securities were excluded from the computation of diluted net (loss) income per common stock for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Convertible Series A preferred stock	6,951	8,110	7,524	8,110
Option Plans’ awards to purchase common stock	1,321	678	1,302	709

12. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or plans for levels or components below the consolidated unit level. Accordingly, the Company operates as a single reportable segment.

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
United States	$25,698	$15,305	$42,555	$29,002
Rest of Americas	871	2,188	3,079	2,901
Europe, Middle East and Africa	3,698	3,256	7,095	4,757
Asia Pacific	2,142	1,718	5,493	2,509
Total	$32,409	$22,467	$58,222	$39,169

The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	June 29, 2013	December 31, 2012
United States	$3,343	$2,539
Other	215	147
	$3,558	$2,686

13. Subsequent Events

On July 2, 2013, the Company entered into a sublease agreement, pursuant to which it will lease 105,664 square feet of office space, located in Santa Clara, California, with a term of 51 months beginning January 2014, for an aggregate net base rent of $10.7 million. In addition to the base rent, the Company will be responsible for payment of certain operating expenses, including utilities and real estate taxes. The Company intends to use the leased space as its new worldwide corporate headquarters.

The Company’s unused line of credit, which provided for borrowings up to $10.0 million, expired on July 28, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 12, 2013 (“Prospectus”). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II. Item 1A. “Risk Factors.”

Overview

We have developed an innovative solution that delivers pervasive and dynamic intelligent visibility of traffic across networks. Our solution, which we refer to as our Traffic Visibility Fabric, consists of distributed network appliances that enable an advanced level of visibility, modification and control of network traffic. Our Fabric enables IT organizations to forward traffic from network and server infrastructure to management, analysis, compliance and security tools in a manner that is optimized for specific uses or functions.

We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Traffic Visibility Fabric solutions to channel partners, including distributors and resellers, as well as directly to end-user customers. We market and sell our products through a hybrid sales model, which combines a high-touch sales organization and an overlay channel sales team that actively assists our extensive network of channel partners throughout the sales process. We also provide our channel partners with marketing assistance, technical training and support.

We generate services revenue primarily from the sale of maintenance and support services for our products. A one-year contract for our maintenance and support services is bundled with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.

Our net revenue increased from $22.5 million in the three months ended June 29, 2012 to $32.4 million in the three months ended June 29, 2013, representing 44% growth. In the six months ended June 29, 2013, our total net revenue increased to $58.2 million from $39.2 million in the six months ended June 30, 2012, representing 49% growth. Net loss attributable to common stockholders was $7.9 million and $9.1 million in the three and six months ended June 29, 2013, respectively, primarily due to the $20.4 million in expenses related to the settlement of performance units (“PUPs”) under our 2009 Performance Unit Plan (the “2009 Plan”) and $16.7 million in stock-based compensation expense recorded in the three months ended June 29, 2013. In addition, we recorded an income tax benefit of $24.6 million and $24.5 million, in the three and six months ended June 29, 2013, respectively, primarily due to our conversion from a Delaware limited liability company to a Delaware corporation and upon establishing a deferred tax asset resulting from our net loss incurred in 2013. Net income attributable to common stockholders was $1.3 million and $0.4 million in the three and six months ended June 30, 2012, respectively. We generated positive net operating cash flows of $15.1 million and $14.9 million in the six months ended June 29, 2013 and June 30, 2012, respectively.

Key Performance Indicators of Our Business

We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Key Performance Indicators:
Net revenue	$32,409	$22,467	$58,222	$39,169
Gross margin	72%	80%	75%	79%
(Loss) income from operations	$(32,499)	$2,511	$(33,664)	$1,882
Deferred revenue	$36,301	$24,072	$36,301	$24,072

Net revenue. We monitor our net revenue to assess the acceptance of our products by our end-user customers and growth in the markets we serve.

Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our end-user customers.

(Loss) income from operations. We monitor our (loss) income from operations to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount.

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of services revenue from maintenance and support contracts. We also defer revenue, and the related costs of product revenue, on sales of products to a distributor who stocks inventory until that distributor reports to us that it has sold the product to an end-user customer. We monitor our deferred revenue balance because it represents a significant portion of the revenue that we will recognize in future periods. We assess the change in our deferred revenue balance which, taken together with revenue, is an indication of sales activity in a given period.

Initial Public Offering

On June 17, 2013, we completed our initial public offering (the “IPO”), during which we issued and sold 5,512,500 shares of common stock, inclusive of the 1,012,500 shares of common stock sold in connection with the full exercise of the overallotment option of shares granted to the underwriters, at a public offering price of $19.00 per share. In addition, our selling stockholders sold 2,250,000 shares of common stock at a public offering price of $19.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The net proceeds to us from the offering were $93.4 million, net of underwriting discounts, commissions and offering costs.

Financial Overview

Net Revenue

We generate revenue from the sale of products and related services, including maintenance and support. We present revenue net of discounts, rebates, and sales taxes. Net revenue is comprised of the following:

Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Traffic Visibility Fabric solutions. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. As a percentage of net revenue, we expect our product revenue to vary from quarter-to-quarter based on, among other things, the timing of orders and delivery of products discussed under the section titled “—Results of Operations.” We expect our product revenue to increase in absolute dollars as we continue to add new end-user customers, expand the volume of shipments to our current end-user customers and introduce new products.

We have experienced seasonality in the sale of our products and services. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We generally expect an increase in sales in the second half of the year, primarily due to the buying habits of many of our end-user customers as budgets for annual capital purchases are being fully utilized.

Services revenue. We generate service revenue from sales of maintenance and support contracts, which are bundled with sales of products, and from subsequent renewals of those contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which includes technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize services revenue ratably over the duration of the contract, which is typically one year and can be up to five years; as a result, the impact on services revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas services revenue is recognized ratably over the contract term. We expect our services revenue to increase in absolute dollars as we increase our installed base by selling more products and adding more end-user customers.

Cost of revenue

Our cost of revenue is comprised of the following:

Cost of product revenue. Cost of product revenue is comprised primarily of the costs associated with manufacturing our products, including third-party hardware manufacturing costs, as well as personnel costs for salary, benefits, bonuses and stock-based compensation expense, shipping costs, allocated costs of facilities and information technology, and warranty costs and other related expenses. We expect cost of product revenue to increase in absolute dollars in connection with the anticipated increase in product revenue.

Cost of services revenue. Cost of services revenue is comprised primarily of personnel costs for salary, benefits, bonuses and stock-based compensation expense related to our customer support organization, as well as allocated costs of facilities and information technology. We expect cost of services revenue to increase in absolute dollars in connection with the anticipated increase in services revenue.

Gross profit and gross margin

Gross profit has been and will continue to be affected by a variety of factors including shipment volumes, changes in the mix of products and services sold, new product introductions and upgrades to existing products, changes in customer mix, changes in pricing, the extent of customer rebates and incentive programs and changes in our product costs including any excess inventory write-offs. We expect our gross margin to fluctuate over time depending on a variety of factors, including those described above, and may decrease over the longer-term in the event that we experience additional competitive pricing pressure.

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salary, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. From December 31, 2012 through June 29, 2013, we increased headcount from 246 to 327. We expect to continue to hire new employees, although at a slower rate, to support our anticipated growth, particularly with respect to an anticipated increase in research and development headcount for the remainder of 2013. We expect operating expenses to increase in absolute dollars as we continue to grow.

Research and development. Our research and development efforts are focused on new product development and on developing additional functionality for our existing products. Research and development expenses consist primarily of personnel costs, and to a lesser extent, prototype materials, allocated costs of facilities and information technology and product certification. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance our existing products.

Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: North America, Europe and Asia Pacific. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts domestically and internationally to help drive increased revenue.

General and administrative. General and administrative expenses consist of personnel costs and allocated costs of facilities and information technology related to our executive, finance, human resources and legal functions, as well as professional services costs. Professional services costs consist primarily of outside legal and accounting services. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations.

Interest income and other expense, net

Interest income consists primarily of income earned on our invested cash balances. We expect interest income to increase modestly depending on our average invested balances during the period and market interest rates.

Other expense, net consists primarily of foreign currency exchange losses related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.

Provision for income taxes

We converted from a Delaware limited liability company (a pass through entity for tax purposes) to a Delaware corporation on May 31, 2013. Accordingly, we have elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code and, therefore, have become subject to both federal and state income taxes. As a result of this tax election, we recorded a one-time non-cash tax benefit of $14.8 million, in the three and six months ended June 29, 2013, for the deferred tax asset amount recorded upon our change in entity status.

We are also subject to state taxes in certain states that may assess capital taxes or taxes based on gross receipts. We also have a subsidiary in a foreign jurisdiction, which is subject to local income taxes.

Stock-based compensation expense and other compensation charges

Beginning in April 2012, we have granted stock options and beginning in August 2012, we have granted restricted stock units (“RSUs”). For the three and six months ended June 30, 2012 or for the first three months of fiscal 2013, we did not record any stock-based compensation expense associated with stock options and RSUs that were subject to the completion of an IPO (the “IPO Awards”). In the three and six months ended June 29, 2013, we recorded stock-based compensation expense of $5.5 million, net of estimated forfeitures, related to these IPO Awards. Upon the completion of our IPO, we began offering eligible employees the opportunity to purchase shares under our 2013 Employee Stock Purchase Plan (the “ESPP”). Total stock-based compensation expense, net of estimated forfeitures, in the three and six months ended June 29, 2013, was $16.7 million and $18.3 million, respectively. As of June 29, 2013, unrecognized compensation expense, net of estimated forfeitures, was $33.0 million.

In addition, upon the completion of our IPO, we recorded cash-based compensation expenses and related payroll taxes of $20.4 million for our PUPs, based on our IPO price of $19.00 per share, and accrued the liability as cost of revenue and operating expenses in the three and six months ended June 29, 2013.

Change in Reporting Calendar

Effective January 1, 2013, we changed our reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2013 will be a 52-week fiscal year ending on December 28, 2013, and each quarter will be a 13-week quarter. The first and second quarters of fiscal 2013 ended on March 30, 2013 and June 29, 2013, respectively.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of our net revenue (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Consolidated Statement of Operations Data:
Net revenue:
Product	$23,354	$16,213	$40,873	$27,106
Services	9,055	6,254	17,349	12,063
Total net revenue	32,409	22,467	58,222	39,169
Cost of revenue:
Product	7,098	4,086	11,822	7,451
Services	1,911	453	2,564	945
Total cost of revenue	9,009	4,539	14,386	8,396
Gross margin	23,400	17,928	43,836	30,773
Operating expenses:
Research and development	17,097	3,570	22,768	7,515
Sales and marketing	26,114	9,112	38,535	17,335
General and administrative	12,688	2,735	16,197	4,041
Total operating expenses	55,899	15,417	77,500	28,891
(Loss) income from operations	(32,499)	2,511	(33,664)	1,882
Interest income	1	3	3	6
Other expense, net	(18)	(7)	(25)	(33)
(Loss) income before income tax benefit (provision)	(32,516)	2,507	(33,686)	1,855
Income tax benefit (provision)	24,571	(28)	24,542	(91)
Net (loss) income	$(7,945)	$2,479	$(9,144)	$1,764
Net (loss) income includes PUP expense and stock-based compensation expense allocated as follows:
PUP expense:
Cost of revenue	$353	$—	$353	$—
Research and development	5,188	—	5,188	—
Sales and marketing	7,991	—	7,991	—
General and administrative	6,839	—	6,839	—
Total PUP expense	$20,371	$—	$20,371	$—

Stock-based compensation expense:
Cost of revenue	$2,691	$2	$2,709	$2
Research and development	6,069	32	6,378	32
Sales and marketing	5,263	86	5,692	86
General and administrative	2,674	516	3,511	516
Total stock-based compensation expense	$16,697	$636	$18,290	$636

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Percentage of Net Revenue:
Net revenue:
Product	72%	72%	70%	69%
Services	28	28	30	31
Total net revenue	100	100	100	100
Cost of revenue:	28	20	25	21
Gross profit	72	80	75	79
Operating expenses:
Research and development	53	16	39	19
Sales and marketing	80	41	66	45
General and administrative	39	12	28	10
Total operating expenses	172	69	133	74
(Loss) income from operations	(100)	11	(58)	5
Interest income	—	—	—	—
Other expense, net	—	—	—	—
(Loss) income before income tax benefit (provision)	(100)	11	(58)	5
Income tax benefit (provision)	75	—	42	—
Net (loss) income	(25)%	11%	(16)%	5%

Comparison of the three and six months ended June 29, 2013 and June 30, 2012

Net Revenue

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Increase	% Increase	June 29, 2013	June 30, 2012	Increase	% Increase
	(dollars in thousands)
Net Revenue:
Product	$23,354	$16,213	$7,141	44%	$40,873	$27,106	$13,767	51
Services	9,055	6,254	2,801	45	17,349	12,063	5,286	44
Total net revenue	$32,409	$22,467	$9,942	44%	$58,222	$39,169	$19,053	49

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

Product revenue increased $7.1 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012, primarily due to the introduction of our high-density products and to a lesser extent from the sales of our existing product portfolio in 2013. Revenue from our high-density products for the three months ended June 29, 2013 increased to $10.3 million from $4.5 million in the three months ended June 30, 2012 due to an increase in volume of units sold. Additionally, revenue from our existing products increased by $1.4 million primarily due to an increase in the volume of units sold in the three months ended June 29, 2013 compared to the three months ended June 30, 2012.

Services revenue increased $2.8 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012, primarily due to the growth in our installed base at our existing customers and also due to an increase in the total number of end-user customers under maintenance and support contracts, which was driven by higher sales of our products.

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

Product revenue increased $13.8 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012, primarily due to the introduction of our high-density products and to a lesser extent from the sales of our existing product portfolio. Revenue from our high-density products for the six months ended June 29, 2013 increased to $17.2 million from $6.7 million in the six months ended June 30, 2012 due to an increase in volume of units sold. Additionally, revenue from our existing products increased by $3.3 million primarily due to an increase in the volume of units sold in the six months ended June 29, 2013, compared to the six months ended June 30, 2012.

Services revenue increased $5.3 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012, primarily due to the growth in our installed base at our existing customers and also due to an increase in the total number of end-user customers under maintenance and support contracts, which was driven by higher sales of our products.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Increase	% Increase	June 29, 2013	June 30, 2012	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$7,098	$4,086	$3,012	74%	$11,822	$7,451	$4,371	59%
Services	1,911	453	1,458	322	2,564	945	1,619	171
Total cost of revenue	$9,009	$4,539	$4,470	98%	$14,386	$8,396	$5,990	71%
Gross margin:
Product	70%	75%			71%	73%
Services	79%	93%			85%	92%
Total gross margin	72%	80%			75%	79%
PUP expense included in:
Cost of revenue	$353	$—	$353	*	$353	$—	$353	*
Stock-based compensation expense included in:
Cost of revenue	$2,691	$2	$2,689	*	$2,709	$2	$2,707	*

*	Not meaningful

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

Total gross margin decreased to 72% in the three months ended June 29, 2013 from 80% in the three months ended June 30, 2012. This decrease in gross margin in the three months ended June 29, 2013 was primarily due to increases in stock-based compensation and PUP expenses of $3.0 million in the three months ended June 29, 2013, while gross margins for the three months ended June 30, 2012 were impacted by $0.4 million of inventory write-downs.

Product gross margin decreased to 70% in the three months ended June 29, 2013 from 75% in three months ended June 30, 2012, primarily due to an increase in cost of product revenue as a result of the stock-based compensation and PUP expenses recorded in the three months ended June 29, 2013. Product gross margin in the three months ended June 30, 2012 were impacted by inventory write-downs.

Services gross margin decreased to 79% in the three months ended June 29, 2013 from 93% in the three months ended June 30, 2012, primarily due to an increase in cost of services revenue as a result of the stock-based compensation and PUP expenses recorded in the three months ended June 29, 2013, and to a lesser extent, by increases in personnel costs to support the higher number of maintenance and support contracts.

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

Total gross margin decreased to 75% in the six months ended June 29, 2013 from 79% in the six months ended June 30, 2012. This decrease in gross margin in the six months ended June 29, 2013 was primarily due to increases in stock-based compensation and PUP expenses while gross margin for the six months ended June 30, 2012 was impacted by inventory write-downs.

Product gross margin decreased to 71% in the six months ended June 29, 2013 from 73% in the six months ended June 30, 2012, primarily due to an increase in cost of product revenue resulting from the stock-based compensation and PUP expenses recorded in the six months ended June 29, 2013, while product gross margin in the six months ended June 30, 2012 were impacted by the inventory write-downs.

Services gross margin decreased to 85% in the six months ended June 29, 2013 from 92% in the six months ended June 30, 2012, primarily due to an increase in cost of services revenue as a result of the stock-based compensation and PUP expenses recorded in the six months ended June 29, 2013.

Operating expenses

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Increase	% Increase	June 29, 2013	June 30, 2012	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$17,097	$3,570	$13,527	379%	$22,768	$7,515	$15,253	203%
Sales and marketing	26,114	9,112	17,002	187	38,535	17,335	21,200	122
General and administrative	12,688	2,735	9,953	364	16,197	4,041	12,156	301
Total operating expenses	$55,899	$15,417	$40,482	263%	$77,500	$28,891	$48,609	168%
PUP expense included in:
Research and development	$5,188	$—	$5,188	*	$5,188	$—	$5,188	*
Sales and marketing	7,991	—	7,991	*	7,991	—	7,991	*
General and administrative	6,839	—	6,839	*	6,839	—	6,839	*
Total PUP expense	$20,018	$—	$20,018	*	$20,018	$—	$20,018	*
Stock-based compensation expense included in:
Research and development	$6,069	$32	$6,037	*	$6,378	$32	$6,346	*
Sales and marketing	5,263	86	5,177	*	5,692	86	5,606	*
General and administrative	2,674	516	2,158	*	3,511	516	2,995	*
Total stock-based compensation expense	$14,006	$634	$13,372	*	$15,581	$634	$14,947	*

*	Not meaningful

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

Research and development expenses increased $13.5 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The increase in research and development expenses was primarily due to increases in stock-based compensation expense of $6.0 million and PUP expenses of $5.2 million. Net of the increases in stock-based compensation expense and PUP expenses, research and development expenses increased $2.3 million, primarily attributable to a $2.0 million increase in personnel costs primarily driven by increased headcount.

Sales and marketing expenses increased $17.0 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The increase in sales and marketing expenses was primarily due to increases in PUP expenses of $8.0 million and stock-based compensation expense of $5.2 million. Net of the increases in PUP expenses and stock-based compensation expense, sales and marketing expense increased by $3.8 million, primarily attributable to a $3.0 million increase in personnel costs primarily driven by increased headcount and additional commissions related to higher sales of our products and services and a $0.6 million increase in allocated costs of facilities and information technology driven by higher headcount.

General and administrative expenses increased $10.0 million in the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The increase in general and administrative expenses was primarily due to increases in PUP expenses of $6.8 million and stock-based compensation expense of $2.2 million. Net of the increases in PUP expenses and stock-based compensation expense, general and administrative expenses increased $1.0 million, primarily attributable to a $1.5 million increase in personnel costs and a $0.2 million increase in professional services costs, partially offset by a $0.9 million reduction of allocated costs of facilities and information technology as a larger portion of such costs was allocated to other departments based on headcount.

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

Research and development expenses increased $15.3 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012.  The increase in research and development expenses was primarily due to increases in stock-based compensation expense of $6.3 million and PUP expenses of $5.2 million. Net of the stock-based compensation expense and PUP expenses, research and development expenses increased $3.8 million, primarily attributable to a $3.2 million increase in personnel costs primarily driven by increased headcount and a $0.4 million increase in depreciation expense.

Sales and marketing expenses increased $21.2 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012. The increase in sales and marketing expenses was primarily due to increases in PUP expenses of $8.0 million and stock-based compensation expense of $5.6 million. Net of the increases in PUP expenses and stock-based compensation expense, sales and marketing expenses increased $7.6 million, primarily attributable to a $6.0 million increase in personnel costs, primarily driven by increased headcount and additional commissions related to higher sales of our products and services, a $1.0 million increase in allocated costs of facilities and information technology, and a $0.7 million increase in employee-related programs and professional services, partially offset by a $0.6 million decrease in promotional expenses.

General and administrative expenses increased $12.2 million in the six months ended June 29, 2013 compared to the six months ended June 30, 2012. The increase in general and administrative expenses was primarily due to increases in PUP expenses of $6.8 million and stock-based compensation expense of $3.0 million. Net of the increases in PUP expenses and stock-based compensation expense, general and administrative expenses increased $2.4 million, primarily attributable to an increase in personnel costs of $2.7 million primarily driven by increased headcount, a $0.8 million increase in professional services costs and a $0.3 million increase in employee-related programs, partially offset by a $1.6 million reduction of allocated costs of facilities and information technology as a larger portion of such costs was allocated to other departments based on headcount.

Income Tax Benefit (Provision)

	Three Months Ended				Six Months Ended
	June 29, 2013	June 30, 2012	Increase	% Increase	June 29, 2013	June 30, 2012	Increase	% Increase
	(dollars in thousands)
Income tax benefit (provision)	$24,571	$(28)	$24,599	*	$24,542	$(91)	$24,633	*

*	Not meaningful

Three and Six Months Ended June 29, 2013 Compared to Three and Six Months Ended June 30, 2012

Income tax benefit increased in the three and six months ended June 29, 2013, compared to the three and six months ended June 30, 2012, as we recorded deferred tax assets of $14.8 million upon our conversion from a Delaware limited liability company to a Delaware corporation and $9.8 million due to the tax benefit recorded in the three and six months ended June 29, 2013. Prior to May 31, 2013, our Company was a limited liability company and accordingly was not a taxable entity, except for our wholly-owned subsidiary company in the United Kingdom, which is on a cost plus basis.

Liquidity and Capital Resources

As of June 29, 2013, our principal sources of liquidity were our cash and cash equivalents of $121.5 million, the majority of which was held in the United States, and amounts available under our revolving line of credit of up to $10.0 million, which expired on July 28, 2013. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of June 29, 2013, we had no material commitments for capital expenditures.

We have used a portion of the net proceeds that we received from the IPO to satisfy our obligations to holders of vested PUPs and related payroll taxes of $20.4 million, based on the IPO price of $19.00 per share. The payments are expected to be completed in the third quarter of 2013.

We intend to retain any future earnings to finance the operations and expansion of our business, and we do not currently anticipate paying any cash dividends on our common stock.

Our future capital requirements will depend on many factors, including our results of operations and the expansion of our research and development, sales and marketing and general and administrative functions. Based on our current operating plan, we believe our existing cash and cash equivalents, combined with cash generated from operations, will be sufficient to fund our working capital and operating expenses for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity, or raise funds through debt financing or other sources.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash provided by operating activities	$15,065	$14,882
Cash used in investing activities	(2,200)	(1,240)
Cash provided by (used in) financing activities	89,982	(7,440)

Cash flows from operating activities

Our cash provided by operating activities is generated from sales of our products and sales of maintenance and support contracts. Our primary uses of cash from operating activities have been for personnel costs, product costs and expenses related to marketing and promotional activities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and increased spending on personnel to meet our anticipated business growth.

In the six months ended June 29, 2013, our operating activities provided cash of $15.1 million primarily due to a $19.4 million increase in accrued and other liabilities attributable to the timing of payments, particularly the PUP related obligations of $20.4 million; an increase in deferred revenue of $5.5 million due to higher service and product revenue billings as a result of the increase in our installed base; a decrease in accounts receivable of $2.8 million resulting from timely collection of such accounts receivable, thus resulting in a reduction of our days sales outstanding (“DSO”) to 50 days as of June 29, 2013 from 60 days as of December 31, 2012; and a decrease in inventory of $1.7 million due to higher inventory turnover in the six months ended June 29, 2013. These sources of cash from operating activities were partially offset by a net loss of $9.1 million and net non-cash benefits of $5.2 million. Net non-cash benefits mainly consisted of deferred income tax benefit of $24.6 million and stock-based compensation expense of $18.3 million.

In the six months ended June 30, 2012, we generated cash from operating activities of $14.9 million. The cash provided during this period resulted from net income of $1.8 million, increased by non-cash charges of $2.6 million due to the write down of inventory, stock-based compensation and depreciation and amortization, and due to a decrease in accounts receivable of $4.8 million, an increase in accrued and other liabilities of $3.9 million primarily driven by an increase in employee related accruals and a $2.1 million increase in deferred revenue driven by higher service billings as we increased our installed base. The reduction in accounts receivable during the period was due to linearity in shipments to customers thus resulting in DSO of 47 days as of June 30, 2012. These changes were partially offset by a decrease in accounts payable of $1.3 million due to the timing of payments to vendors.

Cash flows from investing activities

Cash used in investing activities during the six months ended June 29, 2013 and June 30, 2012 was $2.2 million and $1.2 million, respectively, and was for capital expenditures for property and equipment to support the growth of our business.

Cash flows from financing activities

In the six months period ended June 29, 2013, we generated net cash proceeds of $97.1 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions of $7.3 million and related offering costs paid in the period.  We incurred total offering costs of $4.0 million, of which $1.9 million was paid in 2012 and $1.8 million remained unpaid as of June 29, 2013. In the six months ended June 29, 2013 and June 30, 2012, we distributed $7.1 million and $7.4 million, respectively, to our members pursuant to the LLC agreement in effect prior to the LLC Conversion.

Contractual Obligations

The following summarizes our contractual obligations as of June 29, 2013:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$991	$848	$104	$—	$1,943
Purchase commitments (2)	8,850	—	—	—	8,850
Total	$9,841	$848	$104	$—	$10,793

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)	Purchase commitments primarily represent our obligations to purchase inventory and related components.

We have excluded from the table above the commitment associated with a sublease agreement we executed in July 2013. The sublease has a lease term commencing on January 1, 2014 and terminating on March 31, 2018 with base rent obligations of approximately $10.7 million.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, in Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, operating expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows would be affected.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments, and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition;
•	Stock-Based Compensation;
•	Inventory Valuation;
•	Warranty Reserves; and
•	Income Taxes.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 29, 2013 and June 30, 2012, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash and cash equivalents of $121.5 million as of June 29, 2013. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and during the six months ended June 29, 2013 and June 30, 2012, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. We anticipate to begin investing portion of our funds in short- and long-term investments that are focused on preservation of capital, supporting our liquidity requirements and compliance with the Investment Company Act of 1940.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the controls evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are a party to any currently pending legal proceedings the outcome of which would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

There will be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our Prospectus, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

The network traffic visibility market is rapidly evolving and difficult to predict. If the network traffic visibility market does not evolve as we anticipate or if our target end-user customers do not adopt our Traffic Visibility Fabric, our sales will not grow as quickly as anticipated and our stock price could decline.

We are in a new, rapidly evolving category within the network infrastructure industry that focuses on providing organizations with enhanced visibility and control over their networks through the efficient collection and analysis of network traffic. As such, it is difficult to predict important market trends, including how large the network traffic visibility market will be or when and what products end-user customers will adopt. For example, organizations that currently use traditional approaches may believe that these approaches already provide them with sufficient network traffic visibility. Therefore, they may continue spending their network infrastructure budgets on these products and may not adopt our Traffic Visibility Fabric in addition to or in lieu of such products.

If the market for network traffic visibility does not evolve in the way we anticipate, if organizations do not recognize the benefit our Traffic Visibility Fabric offers in addition to or in place of existing network traffic visibility products, or if we are unable to sell our family of products to end-user customers, then our revenue may not grow as expected or may decline, and our stock price could decline.

New or existing technologies that are perceived to address network traffic visibility or address the need for network traffic visibility in different ways could gain wide adoption and supplant our products, thereby weakening our sales and our financial results.

The introduction of products and services embodying new technologies could render our existing products obsolete or less attractive to end-user customers. Other network traffic visibility technologies exist or could be developed in the future, and our business could be materially negatively affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our end-user customers and potential end-user customers of the value of our solutions even in light of new technologies, our business, operating results and financial condition could be materially and adversely affected.

We are dependent on a single product family comprised of a limited number of products.

Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our product revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of net revenue in 2012 and the three and six months ended July 29, 2013. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.

If we are unable to introduce new products successfully and to make enhancements to existing products, our growth rates would likely decline and our business, operating results and competitive position could suffer.

Our continued success depends on our ability to identify and develop new products and to enhance and improve our existing products, and the acceptance of those products by our existing and target end-user customers. Our growth would likely be adversely affected if:

•	we fail to introduce these new products or enhancements;

•	we fail to successfully manage the transition to new products from the products they are replacing;

•	we do not invest our development efforts in appropriate products or enhancements for markets in which we now compete and expect to compete;

•	we fail to predict the demand for new products following their introduction to market; or

•	these new products or enhancements do not attain market acceptance.

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $12.5 million, or 18% of our net revenue, in 2011, $17.7 million, or 18% of our net revenue, in 2012 and $17.1 million, or 53% of our net revenue, in the three months ended June 29, 2013.

Our future plans contemplate significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we often make these investments without being certain that they will result in products or enhancements that the markets will accept or that they will expand our share of those markets.

The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause end-user customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, increased expenses and lower than anticipated quarterly revenue. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing products that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.

If we are unable to increase market awareness of our company and our products, our revenue may not continue to grow, or may decline.

The network traffic visibility market is nascent and we believe that we have not yet established broad market awareness of our products and services. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and large enterprise markets. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services, then our business, financial condition and operating results will be adversely affected, and we will not be able to achieve sustained growth.

Our quarterly and annual operating results may vary significantly and be difficult to predict, which may cause our stock price to fluctuate.

Our quarterly and annual operating results have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	fluctuations in demand for our products and services, and the timing of orders from our channel partners and end-user customers;

•	the timing of shipments of products, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the budgeting cycles and internal purchasing priorities of our end-user customers;

•	seasonal buying patterns of our end-user customers;

•	changes in end-user customer or channel partner requirements or market needs;

•	the mix of products sold and the mix of revenue between products and services;

•

changes in the growth rate of the network traffic visibility market and related markets, such as the network infrastructure market, and the market for network management, analysis, compliance and security tools;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	our ability to timely develop, introduce and gain market acceptance for new products, technologies and services;

•	price competition;

•	any significant changes in the competitive environment, including the entry of new competitors, and any related discounting of products or services;

•	the timing and execution of product transitions or new product introductions, and related inventory costs;

•	deferral of orders from end-user customers in anticipation of new products or product enhancements announced by us or our competitors;

•	decisions by potential end-user customers to purchase alternative network traffic visibility solutions from their existing network infrastructure vendors or other third parties;

•	our ability to establish and manage our distribution channels, and the effectiveness of any changes we make to our distribution model;

•	the ability of our suppliers and contract manufacturers to provide component parts and finished products in a timely manner;

•	changes in end-user customer renewal rates for our services and our ability to up-sell additional products;

•	general economic conditions, both domestically and in our foreign markets;

•	the timing of revenue recognition for our sales, which may be affected by the mix of sales by our channel partners; and

•	future accounting pronouncements or changes in our accounting policies.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

We compete in highly competitive markets, and competitive pressures from existing and new companies may adversely impact our business and operating results.

The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors bundle new and more competitive offerings with their existing products and services, and as new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. We also expect that competition will continue to increase as a result of advancements in networking technology and architecture. For example, recently there has been increased focus on software-defined networking, or SDN, which could significantly alter the way in which networks are architected and implemented, and certain of our competitors have publicized an approach to use SDN technology to provide network visibility. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.

We compete either directly or indirectly with large Ethernet switch vendors, such as Cisco Systems, Inc., Juniper Networks, Inc., Brocade Systems Communications, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors that offer point solutions that address a portion of the issues that we solve. The principal competitive factors in our markets include functionality and performance, price and total cost of ownership, ease of use, flexibility and scalability of deployment, brand awareness, breadth of portfolio, product reliability and quality, interoperability with other products, the extent and speed of user adoption and quality of service, support and fulfillment.

Many of our current and potential competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, including our joint-development partners or other current technology partners. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with channel partners;

•	access to larger customer bases;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios;

•	the ability to bundle competitive offerings with other products and services; and

•	greater customer support.

As a result, increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide end-user customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence, or to provide end-user customers a broader range of products, services and prices. In addition, some of our larger potential competitors have substantially broader product offerings and could leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. These larger potential competitors may also have more extensive relationships within existing and potential end-user customers that provide them with an advantage in competing for business with those end-user customers. In addition, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more of the network management, analysis, compliance and security tool vendors that we have active and ongoing joint-development relationships with, it could adversely affect our ability to compete. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

We also expect increased competition if our market continues to expand. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties that have greater resources available. As a result of these acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete more aggressively against us.

We must maintain effective internal control over financial reporting, and if we are unable to do so, the accuracy and timeliness of our financial reporting may be adversely affected.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our internal control over financial reporting beginning as of the end of our fiscal year 2014, and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which would diminish investor confidence in our financial reporting and require additional financial and management resources, each of which may adversely affect our business and operating results.

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2012, in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by the reporting requirements under Section 404 of the Sarbanes-Oxley Act. The standards required for a Section 404 assessment under the Sarbanes-Oxley Act will require us to implement additional corporate governance practices and adhere to a variety of reporting requirements. These stringent standards require that our audit committee be advised and regularly updated on management’s review of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected which could cause a decline in the market price of our common stock.

Our limited operating history makes it difficult for you to evaluate our current business and future prospects, and may increase the risk of your investment.

We were founded in 2004 and sold our first products commercially in 2005. We have experienced rapid growth since our inception, and we have been increasing the breadth and scope of our product offerings. The majority of our revenue growth, however, has occurred over the past three years. This limited operating history, as well as the early stage of our relationships with many of our channel partners, makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

Some of the components and technologies used in our products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers might cause us to incur additional transition costs, result in delays in the manufacturing and delivery of our products, or cause us to carry excess or obsolete inventory and could require us to redesign our products.

Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or a limited number of sources for most components included in our products. For example, the processors and connectors that we use in the products manufactured by Broadcom Corp., Freescale Semiconductor, Ltd. and Molex Inc. are currently available only from a limited number of sources, and neither we nor, to our knowledge, these manufacturers have entered into supply agreements with such sources. We have also entered into license agreements with some of our suppliers for technologies that are used in our products.

As there are no other sources for identical components and technologies, if we lost any of these suppliers or were unable to acquire these components or license these technologies, we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality;

•	failure of a key supplier to remain in business and adjust to market conditions;

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•	natural disasters.

In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. We carry very little inventory of our products, and we and our manufacturer rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturer rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturer might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet end-user customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.

Furthermore, we have entered into a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple, which we integrate into the software component of our H Series products and which can be integrated into our other products and applications. In return, we agreed to pay Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice. If our agreement with Tall Maple is terminated as a result of a material breach by us that we do not timely cure, we may need to identify, license or develop equivalent software, and integrate such replacement software into the software component of our H Series products, which could impede our ability to sell our H Series products until equivalent software is identified, licensed or developed, and integrated. These delays, if they occur, could adversely affect our business, operating results and financial condition.

We rely on third-party channel partners to generate a substantial portion of our revenue. If our partners fail to perform, our ability to sell our products and services would be limited, and if we fail to optimize our channel partner model going forward, our operating results would be harmed.

A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate most of our sales opportunities and manage the sales process, and in North America we rely on two distributors, Interlink Communications Systems, Inc. (“Interlink”) and Arrow Enterprise Computing Solutions, Inc. Interlink accounted for 37%, 63%, 57% and 57% of our net revenue in 2011, 2012 and the three and six months ended June 29, 2013, respectively. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

We provide sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. Our channel partners may be unsuccessful in marketing, selling and supporting our products and services. Our channel partners generally do not have minimum purchase requirements. Our agreements with our channel partners are generally non-exclusive and so they may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They may have incentives to promote our competitors’ products to the detriment of our own. As is typical in our industry, our channel partners have the ability to terminate their respective relationships with us with limited notice and with limited or no penalty and may cease selling our products altogether. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners could harm our operating results.

As we add additional channel partners, particularly in North America where we currently rely primarily on a limited number of distributors, we may not be able enter into arrangements on as favorable terms, including with respect to pricing, which could have a negative impact on our margins. In addition, any new channel partner would require comprehensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to end-user customers or our channel partners violate laws or our corporate policies. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results would be materially and adversely affected.

We currently rely on a single contract manufacturer to manufacture our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our business.

We rely on Jabil Circuit, Inc., or Jabil, to manufacture substantially all of our products. We recently began transitioning our manufacturing to Jabil in an effort to expand and upgrade our manufacturing capabilities. The first phase of this transition is complete, with Jabil handling all of our circuit-board production. Later this year, we expect to complete the remaining phases of this transition by having all of our systems assembly and testing and direct order fulfillment performed by Jabil. We entered into a manufacturing services agreement with Jabil in April 2013 with an initial term of one year, and the agreement automatically renews for additional one-year terms, unless it is terminated by either party by giving at least six months written notice before the end of the then-current term. In addition, either party may terminate the agreement (i) for convenience upon nine months written notice by Jabil or upon six months written notice by us, (ii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iii) immediately upon the bankruptcy or insolvency of the other party, or (iv) upon a change of control of either party, subject to applicable notice periods.

Our reliance on Jabil reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with Jabil effectively, or if Jabil experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in Jabil’s financial or business condition could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we do not effectively manage the transition of our manufacturing to Jabil, if we experience increased demand that Jabil is unable to fulfill, or if Jabil is unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

We rely on the availability of licenses to third-party software and other intellectual property.

Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services, or otherwise relating to our business, which may result in increased license fees. There can be no assurance that the necessary licenses will be available on acceptable terms, if at all. In addition, a third party may assert that we or our end-user customers are in breach of the terms of a license, which could, among other things, give such third party the right to terminate a license or seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services, and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business. Any of these events could have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

The success of our business depends on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

As of June 29, 2013, we had 13 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of June 29, 2013, we had 24 pending U.S. patent applications and six corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition and cash flows. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business and operating results.

Patent and other intellectual property disputes are common in the network infrastructure industry. Some companies in the network infrastructure industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our end-user customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

The patent portfolios of our most significant competitors and potential competitors are larger than ours. This disparity between our patent portfolio and the patent portfolios of our most significant competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.

An adverse outcome of a dispute may require us to pay substantial damages including treble damages if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages or royalty obligations we may become subject to, and any third-party indemnity we may need to provide, as a result of an adverse outcome could harm our operating results. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and operating results.

Under the indemnification provisions of our standard sales contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. We have not incurred any material costs in the past as a result of such indemnification obligations, and have not accrued any liabilities related to such obligations in our consolidated financial statements.

In addition, we may, from time to time, be a party to other lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits is likely to be expensive and time consuming for us, and could divert our management’s attention from our business. An unfavorable resolution of any lawsuit could adversely affect our business, operating results or financial condition.

Our use of open source and third-party technology could impose limitations on our ability to commercialize our software.

We use open source software in our products, and although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such an event, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

Adverse economic conditions or reduced information technology and network infrastructure spending may adversely impact our business and operating results.

Our business depends on the overall demand for information technology, network infrastructure and the market for network analysis, compliance and security tools. In addition, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the ongoing debt concerns in many countries in Europe have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Concerns have been raised as to the financial, political and legal ineffectiveness of measures taken to date. Continuing or worsening economic instability in Europe and elsewhere could adversely impact spending for IT, network infrastructure and network analysis, compliance and security tools. Although we do not believe that our business and operating results have been adversely affected by the economic uncertainty in Europe through June 29, 2013, deterioration of economic conditions in Europe or elsewhere may harm our business and operating results in the future.

We depend on growth in markets relating to network security, management and analysis, and lack of growth or contraction in one or more of these markets could have a material adverse effect on our sales and financial condition.

Demand for our products is linked to, among other things, growth in the size and complexity of network infrastructures and the demand for networking technologies addressing the security, management and analysis of such infrastructures. If this demand declines, our sales, profitability and financial condition would be materially adversely affected. Segments of the network infrastructure industry have in the past experienced significant economic downturns. The occurrence of any of these factors in the markets relating to network security, management and analysis could materially adversely affect our sales, profitability and financial condition. Furthermore, these markets are dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations investing in their network infrastructure and the amount they commit to such investments. The market for network infrastructure may not continue to grow at historic rates, or at all. If this market fails to grow, or grows more slowly than we currently anticipate, our sales and profitability could be adversely affected.

The market for cloud-based and cloud-focused solutions is at a relatively early stage of development, and if it does not develop or develops more slowly than we expect, our business could be harmed.

The market for cloud-based solutions is at an early stage relative to physical appliances and on-premise solutions, and these types of deployments may not achieve or sustain high levels of demand and market acceptance. We recently introduced our first offering for virtualized and cloud-based applications, GigaVUE-VM, and expect to increase sales of GigaVUE-VM and expand the range of our cloud-focused offerings in the future. Many factors may affect the market acceptance of cloud-based and cloud-focused solutions, including:

•	perceived security capabilities and reliability;

•	perceived concerns about the ability to scale operations for large enterprise customers;

•	concerns with entrusting a third party to store and manage critical data; and

•	the level of configurability or customizability of the solutions.

If organizations do not establish a presence in the cloud or do not perceive the benefits of our cloud-focused solutions, or if our competitors or new market entrants are able to develop cloud-focused solutions that are or are perceived to be more effective than ours, this portion of our business may not grow further or may develop more slowly than we expect, either of which would adversely affect our business and operating results.

The average selling price of our products has decreased from time to time, and may decrease in the future, which may negatively impact gross profits.

From time to time, the average selling price of our products has decreased. In the future, it is possible that the average selling prices of our products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Such pricing pressures may also be dependent upon the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price. Therefore, in order to maintain our profitability, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so would cause our net revenue and gross profits to decline, which would harm our business and operating results. In addition, we may experience substantial period-to-period fluctuations in future operating results in the event we experience an erosion of our average selling prices.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.

We rely on revenue from support services which may decline, and because we recognize revenue from support services over the term of the relevant service period, downturns or upturns in sales of support services are not immediately reflected in full in our operating results.

Although our services revenue has historically accounted for a small percentage of our net revenue, it may become a more meaningful part of revenue over time. Sales of new or renewal services contracts may decline and fluctuate as a result of a number of factors, including end-user customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our end-user customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize services revenue over the term of the relevant service period, which is typically twelve months. As a result, some of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewed service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our operating results until future periods. Our services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our sales efforts involve educating our end-user customers about the use and benefits of our products, including their technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy has evolved into more of a channel model, utilizing distributors, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, could result in long and unpredictable sales cycles. We sell our Traffic Visibility Fabric primarily to enterprise IT departments and service providers. The length of our products’ sales cycles typically ranges from three to six months but can be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts in the direction of service providers, the average length of our sales cycles will increase. As a result of these lengthy and uncertain sales cycles of our products, it is difficult for us to predict when end-user customers may purchase and accept products from us and as a result, our operating results may vary significantly and may be adversely affected.

Seasonality may cause fluctuations in our revenue and operating results.

We have experienced seasonality in our product revenue and operating results in the past, and we believe that we will continue to experience such seasonality in the future. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We believe that this results from the procurement, budgeting and deployment cycles of many of our end-user customers. We generally expect an increase in sales in the second half of each year as budgets of our end-user customers for annual capital purchases are being fully utilized. We expect that seasonality will continue to affect our revenue and operating results in the future.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.

We have experienced rapid growth over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. In addition, some of the members of our current management team have only been working together for a short period of time. We also anticipate that additional investments in key channel partnerships and direct-sales personnel, as well as infrastructure and research and development spending, will be required to:

•	scale our operations and increase productivity;

•	address the needs of our end-user customers;

•	further develop and enhance our products and services;

•	develop new technology; and

•	expend our markets and opportunity under management, including into new industry verticals and geographic areas.

Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures, and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations successfully, our business and operating results could be materially and adversely affected.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In addition, some of the members of our current management team have only been working together for a short period of time. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and operating results. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, the location in which we have a substantial presence and need for highly-skilled personnel. In addition, a large portion of our employee base is substantially vested in significant stock option grants and RSUs or have received payments from the settlement of their PUPs. The ability to exercise those options or receive shares upon settlement of their RSUs and sell their stock in the public market may lead to a larger than normal turnover rate. We intend to issue stock options and RSUs as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Defects in our products could harm our reputation and business.

Our products are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may impede or block network traffic or cause our products to fail to provide network traffic visibility as intended. Further, defects in our products may lead to the impairment of tools that rely on data. Defects in our products may lead to product returns and require us to implement design changes or software updates.

Any defects or errors in our products, or the perception of such defects or errors, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;

•	loss of existing or potential end-user customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	delay in the development or release of new products or services;

•	negative publicity, which will harm our reputation;

•	warranty claims against us, which could result in an increase in our provision for doubtful accounts;

•	an increase in collection cycles for accounts receivable or the expense and risk of litigation; and

•	harm to our operating results.

Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

Our long-term success depends, in part, on our ability to expand the sales of our products to end-user customers located outside of the United States, and therefore our business will be susceptible to risks associated with international operations.

While we currently maintain limited operations outside of the United States, we intend to expand these operations in the future. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts we may undertake will not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	exposure to foreign currency exchange rate risk;

•	difficulties in managing and staffing international operations;

•	the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	potentially adverse tax consequences;

•	the burdens of complying with a wide variety of foreign laws, including trade barriers, and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our business, operating results and financial condition.

We are dependent on various IT systems, and failures of or interruptions to those systems could harm our business.

Many of our business processes depend upon our IT systems, the systems and processes of third parties and on interfaces with the systems of third parties. For example, we rely on Salesforce.com, Inc. for our customer relationship management system. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.

In addition, reconfiguring our IT systems or other business processes in response to changing business needs may be time consuming and costly. To the extent this impacted our ability to react timely to specific market or business opportunities, our financial results would likely be harmed.

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Governmental regulations affecting the import or export of products could negatively affect our revenue.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenue. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our operating results.

Due to the global nature of our business, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, or similar anti-bribery laws in other jurisdictions in which we operate, and various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S. based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

An acquisition or investment may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. An acquisition could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, long-lived assets, excess and obsolete inventory write-downs, warranty reserves and accounting for income taxes including deferred tax assets and liabilities.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restrictions of Hazardous Substances Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We do not currently have the policies and procedures in place to ensure that the manufacturer of our physical appliances and major component part suppliers comply with the EU RoHS requirements. In addition, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.

Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows and, although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results and financial condition.

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

As a public company, we will be subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose, and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturer, logistics providers, partners, end-user customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturer, logistics providers, partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

If our end-user customers are not satisfied with our technical support or professional services, they may choose not to purchase our products and services or to renew service contracts, either of which would adversely impact our business and operating results.

Our business relies, in part, on our end-user customers’ satisfaction with the technical support and professional consulting services we provide to support our products. If we fail to provide technical support services that are responsive, satisfy our end-user customers’ expectations and resolve issues that they encounter with our products and services, then they may elect not to purchase or renew annual maintenance and support contracts and they may choose not to purchase additional products and services from us. Accordingly, our failure to provide satisfactory technical support or professional services could have a material and adverse effect on our business and operating results.

Risks Relating to Owning Our Common Stock

Our share price has been and may continue to be volatile, and you may be unable to sell your shares at or above the price at which you purchased our stock.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.

In addition, if the market for technology stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have a material adverse effect on our business, operating results and financial condition.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. There were 30,475,787 shares of common stock outstanding as of June 29, 2013. Of these shares, the 7,762,500 shares of our common stock sold in our IPO are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

Our directors, officers and holders of substantially all of our capital stock and securities convertible into capital stock are subject to a 180-day contractual lock-up that will expire on December 8, 2013 and that prevents them from selling their shares prior to the expiration of this lock-up period.

After these lock-up agreements expire, all shares currently subject to the 180-day contractual lock-up restrictions will be eligible for sale in the public market, a substantial majority of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

In addition, we have filed a registration statement to register the 8,336,075 shares subject to options or RSUs that are currently outstanding or that are reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts have only recently commenced research coverage on us In the event securities or industry analysts who cover our company downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The concentration of ownership among our existing directors, executive officers and principal stockholders will provide them, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 60.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 29, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of: (i) the end of our fiscal year 2018, (ii) the beginning of our first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We also expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay dividends.

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, our revolving line of credit restricts our ability to pay dividends. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, rules implemented by the SEC and the New York Stock Exchange require certain corporate governance practices by public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We also incur additional costs associated with our public company reporting requirements. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, particularly to serve on our audit committee and compensation committee, or as executive officers.

Provisions in our certificate of incorporation and bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

Option and Common Stock Issuances

During the three months ended June 29, 2013, we granted stock options under our 2012 Unit Option Plan to purchase 881,667 shares of our common stock to certain of our employees and directors at an exercise price ranging from $0.0002 to $19.00 per share. During such period we issued an aggregate of 1,805 shares of common stock that were not registered under the Securities Act to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $11,000. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

During the three months ended June 29, 2013, we granted 502,264 restricted stock units under our 2012 Unit Option Plan to certain of our employees and directors. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

(b) Use of Proceeds

On June 11, 2013, our registration statement on Form S-1 (File No. 333-182662) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 7,762,500 shares of our common stock, including 1,012,500 shares of common stock registered for sale by us upon the full exercise of the underwriters’ overallotment option and 2,250,000 shares of our common stock sold on behalf of our selling stockholders, at the initial public offering price of $19.00 per share. The underwriters of the offering were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, Barclays Capital Inc. and Raymond James & Associates, Inc. The offering commenced as of June 12, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On June 17, 2013, we closed the sale of such shares, resulting in net proceeds to us of $93.4 million after deducting underwriting discounts and commissions of $7.3 million and other offering expenses of approximately $4.0 million. We did not receive any proceeds from the sales of shares by the selling stockholders. We expect to pay an aggregate of $20.4 million to satisfy our obligations to holders of performance units under our 2009 Performance Unit Plan, who are primarily our employees and directors, based on the initial public offering price of $19.00 per share.

We held the proceeds received as cash and cash equivalent as of June 29, 2013 and intend to invest the funds in short-term and long-term marketable securities, including U.S. government, government agency, and corporate debt securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 12, 2013 pursuant to Rule 424(b).

c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned.

GIGAMON INC.
Date:	August 12, 2013	/s/ PAUL A. HOOPER
Paul A. Hooper
Chief Executive Officer (Principal Executive Officer)
Date:	August 12, 2013	/s/ DUSTON M. WILLIAMS
Duston M. Williams
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of registrant dated June 17, 2013

3.2	Amended and Restated Bylaws of registrant

10.1	Sublease dated as of July 2, 2013 between the registrant and Palo Alto Networks, Inc., as amended

10.2+	Gigamon Inc. 2013 Corporate Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on July 29, 2013
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Gigamon Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.