Form 10-Q
period 2013-09-28
Gigamon Inc.
filed 2013-11-07
CIK 1484504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 1, 2013, 31,086,358 shares of the registrant’s common stock were outstanding.

Gigamon Inc.

Form 10-Q

For the Quarterly Period Ended September 28, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gigamon Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 28, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,057	$18,675
Short-term investments	40,347	—
Accounts receivable, net of allowance of $0 as of September 28, 2013 and December 31, 2012	27,035	20,677
Inventories	1,247	3,736
Deferred tax assets	4,447	—
Prepaid expenses and other current assets	5,357	3,407
Total current assets	143,490	46,495
Property and equipment, net	3,541	2,686
Deferred tax assets, non-current	19,535	—
Other assets	574	2,316
TOTAL ASSETS	$167,140	$51,497

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,477	$3,221
Accrued and other current liabilities	17,745	18,710
Deferred revenue	32,240	23,917
Total current liabilities	51,462	45,848
Deferred revenue, non-current	8,705	6,903
Other liabilities, non-current	274	447
TOTAL LIABILITIES	60,441	53,198
Commitments and Contingencies (Note 6)
Redeemable convertible Series A preferred units – $2.81 per unit value; zero and 8,110 units authorized, issued and outstanding at September 28, 2013 and December 31, 2012, respectively	—	28,344
STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)
Common units – No par value per unit; zero units authorized, issued or outstanding at September 28, 2013; 33,333 units authorized, 17,300 units issued and outstanding at December 31, 2012	—	1,625
Preferred stock—$0.0001 par value per share; 20,000 authorized, no shares issued or outstanding at September 28, 2013; no shares authorized, issued or outstanding at December 31, 2012	—	—
Common stock—$0.0001 par value per share; 1,000,000 shares authorized, 30,492 shares issued and outstanding at September 28, 2013; no shares authorized, issued or outstanding at December 31, 2012	3	—
Treasury stock—No par value; 8,110 shares authorized and outstanding as of September 28, 2013 and December 31, 2012	(12,469)	(12,469)
Additional paid-in capital	126,310	1,522
Accumulated other comprehensive income	5	—
Accumulated deficit	(7,150)	(20,723)
TOTAL STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)	106,699	(30,045)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED UNITS, AND STOCKHOLDERS’ EQUITY (MEMBERS’ DEFICIT)	$167,140	$51,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Revenue:
Product	$29,146	$18,700	$70,019	$45,806
Services	9,840	6,994	27,189	19,057
Total revenue	38,986	25,694	97,208	64,863
Cost of revenue:
Product	6,744	4,524	18,566	11,975
Services	993	557	3,557	1,502
Total cost of revenue	7,737	5,081	22,123	13,477
Gross profit	31,249	20,613	75,085	51,386
Operating expenses:
Research and development	8,958	4,809	31,726	12,324
Sales and marketing	15,485	9,963	54,020	27,298
General and administrative	4,696	3,720	20,893	7,761
Total operating expenses	29,139	18,492	106,639	47,383
Income (loss) from operations	2,110	2,121	(31,554)	4,003
Interest income	32	55	35	61
Other expense, net	(52)	(17)	(77)	(50)
Income (loss) before income tax (provision) benefit	2,090	2,159	(31,596)	4,014
Income tax (provision) benefit	(704)	(37)	23,838	(128)
Net income (loss)	1,386	2,122	(7,758)	3,886
Accretion of preferred stock to redemption value and issuance costs	—	(564)	(1,088)	(1,661)
(Earnings) loss distributable to preferred stockholders	—	(497)	1,107	(710)
Net income (loss) attributable to common stockholders	$1,386	$1,061	$(7,739)	$1,515
Net income (loss) per share attributable to common stockholders:
Basic and Diluted	$0.04	$0.06	$(0.34)	$0.09
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	30,933	17,300	22,529	17,300
Diluted	32,554	17,307	22,529	17,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net income (loss)	$1,386	$2,122	$(7,758)	$3,886
Other comprehensive income:
Change in unrealized gain on available-for-sale investments	5	—	5	—
Comprehensive income (loss)	1,391	2,122	$(7,753)	$3,886
Accretion of preferred stock to redemption value and issuance costs	—	(564)	(1,088)	(1,661)
(Earnings) loss distributable to preferred stockholders	—	(497)	1,107	(710)
Comprehensive income (loss) attributable to common stockholders	$1,391	$1,061	$(7,734)	$1,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,758)	$3,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,964	878
Stock-based compensation expense	25,357	2,329
Deferred income taxes	(23,982)	—
(Recovery) write-down of Inventories	(382)	1,587
Loss on disposal of fixed assets	14	51
Changes in operating assets and liabilities:
Accounts receivable	(6,358)	5,078
Inventories	4,207	1,976
Prepaid expenses and other assets	(2,269)	1,382
Accounts payable	(1,643)	(1,118)
Accrued and other liabilities	1,770	4,943
Deferred revenue	10,125	4,893
Net cash provided by operating activities	1,045	25,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(40,342)	—
Purchases of property and equipment	(2,826)	(1,505)
Net cash used in investing activities	(43,168)	(1,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (costs for) initial public offering	95,391	(572)
Distribution of income to Gigamon LLC members	(6,997)	(13,200)
Proceeds from exercise of stock options	111	—
Net cash provided by (used in) financing activities	88,505	(13,772)
NET INCREASE IN CASH AND CASH EQUIVALENTS	46,382	10,608

CASH AND CASH EQUIVALENTS — Beginning of period	18,675	13,102
CASH AND CASH EQUIVALENTS — End of period	$65,057	$23,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$65	$65
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$29,432	$—
Accretion of preferred stock to redemption value and issuance costs discount	$1,088	$1,661
Unpaid deferred offering costs for follow-on public offering	$144	$—
Unpaid deferred offering costs for initial public offering	$112	$1,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business

Gigamon Inc. (the “Company”) designs, develops and sells products and services that together provide customers with visibility and control of network traffic. The Company serves global enterprises and services providers that seek to maintain and improve the reliability, performance and security of their network infrastructure. The business was founded in 2004 and was originally operated by Gigamon Systems LLC; a California limited liability company (“Gigamon Systems”). In January 2009, the Company was formed as a limited liability company (“Gigamon LLC”) in the state of Delaware and Gigamon Systems contributed substantially all of its assets and liabilities to Gigamon LLC in exchange for all of Gigamon LLC’s common units. On May 31, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed its name from Gigamon LLC to Gigamon Inc. (the “LLC Conversion”).

2. Significant Accounting Policies

Basis of Presentation

The Company prepared its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 23, 2013 (the “Prospectus”).

There have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Change in Fiscal Year End

Effective January 1, 2013, the Company changed its reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2013 will be a 52-week fiscal year ending on December 28, 2013, and each quarter will be a 13-week quarter. The first, second and third quarters of fiscal 2013 ended on March 30, 2013, June 29, 2013 and September 28, 2013, respectively.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 28, 2013, its results of operations and comprehensive income (loss) for the three and nine months ended September 28, 2013 and September 30, 2012, and its cash flows for the nine months ended September 28, 2013 and September 30, 2012. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and nine month periods are also unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Initial Public Offering and Conversion of Preferred Stock

On June 17, 2013, the Company completed its initial public offering (the “IPO”), in which 7,762,500 shares of its common stock were sold at a public offering price of $19.00 per share. The Company sold 5,512,500 shares of common stock, inclusive of 1,012,500 shares of common stock sold upon the exercise in full of the overallotment option by the underwriters. The Company received net proceeds of $93.4 million, net of underwriting discounts and commissions of $7.3 million and other offering expenses of approximately $4.0 million. In addition, the Company’s selling stockholders sold 2,250,000 shares of common stock at a public offering price of $19.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In connection with its IPO, all of the Company’s then-outstanding redeemable convertible preferred stock was converted into 8.1 million shares of common stock, effective June 17, 2013.

Reverse Stock Split

Effective May 20, 2013, the Company completed a one-for-three reverse stock split, as approved by its Board of Directors (the “Board”). All shares and per share amounts set forth herein give effect to this reverse stock split.

Cash Equivalents and Marketable Securities

All highly liquid marketable securities with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under accumulated other comprehensive income. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in other expense, net in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other than temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other than temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. The Company places the majority of its cash and cash equivalents with a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them.

The Company generally requires no collateral from its customers. The Company mitigates credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts. As of September 28, 2013 and December 31, 2012, the Company had not recorded an allowance for doubtful accounts.

The Company sells its products primarily through channel partners, including distributors and resellers, and occasionally directly to end-user customers. For the three and nine months ended September 28, 2013 and September 30, 2012, no end-user customer accounted for 10% or more of revenue or accounts receivable.

The following customer represented more than 10% of revenue and accounts receivable:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Percent of Revenue:
Customer A (distributor)	55%	67%	53%	63%
Customer B (distributor)	10%	*	*	*

	As of
	September 28, 2013	December 31, 2012
Percent of Accounts Receivable:
Customer A (distributor)	48%	50%
Customer B (distributor)	12%	*

* Less than 10%

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

The Company recognized a net benefit of $0.2 million and $0.4 million from the sale of previously written-down inventory in the three and nine months ended September 28, 2013, respectively, and recorded inventory write-offs of $0.2 million and $1.6 million in the three and nine months ended September 30, 2012, respectively.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 28, 2013 and December 31, 2012, deferred product costs were $1.0 million and $0.6 million, respectively.

In accordance with contractual provisions, the Company may offer cooperative marketing funds based on a fixed dollar percentage of product sales to certain of its channel partners or to fund specific marketing activities for these partners. The Company records such amounts as a reduction to revenue or, if the Company has evidence of fair value of the separable and identifiable benefit received, as marketing expense.

Shipping and handling costs are recorded in cost of revenue in the period products are shipped to customers.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Stock-based Compensation

Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“purchase rights”), is measured and recognized in the condensed consolidated financial statements based on fair value of the award on the grant date. The fair value of option awards and purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expense for performance-based awards are recognized when the issuance of the underlying awards are probable. Expense for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive income (loss) comprises all components of net income (loss) and all components of other comprehensive income (loss) within stockholders’ equity. The Company’s other comprehensive income (loss) includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassification

The Gigamon LLC members’ distribution payable in the prior year balance sheet has been reclassified into accrued and other current liabilities to conform to the current year presentation. Such reclassification did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective prospectively for the Company beginning in the first quarter of fiscal 2014. The Company does not expect the adoption of this accounting standard update to have a material impact on its condensed consolidated financial statements.

In July 2013, the FASB issued a new accounting standard update that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2014. Early adoption or a retrospective application is permitted. The Company is currently evaluating the timing, transition method and impact of this accounting standard update on its condensed consolidated financial statements.

In July 2013, the FASB issued guidance which will permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes. The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have any effect on the Company's condensed consolidated financial statements.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash, Cash Equivalent and Investments

The components of the Company’s cash, cash equivalents and investments are as follows (in thousands):

		Fair Value Measured Using
	As of September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$63,553	$63,553	$—	$—
Corporate debt securities	1,003	—	1,003	—
Total cash equivalents	64,556	$63,553	$1,003	$—
Cash	501
Total cash and cash equivalents	$65,057
Short-term investments:
Corporate debt securities	$32,336	$—	$32,336	$—
U.S. agency debt securities	5,010	—	5,010	—
U.S. government securities	3,001	3,001	—	—
Total short-term investments	$40,347	$3,001	$37,346	$—

		Fair Value Measured Using
	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$11,615	$11,615	$—	$—
Cash	$7,060
Total cash equivalents	$18,675

The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of money market funds and highly-liquid corporate debt securities. The Company holds money market funds that invest primarily in high-quality short-term money-market instruments, and these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.

Money market funds and U.S. government securities have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The transfers between Level 1 and 2 during the three months ended September 28, 2013 pertained to the purchases of corporate debt securities and U.S. agency debt securities.

The carrying value of the Company’s accounts receivable, accounts payable and accrued and other current liabilities approximates fair value due to their short maturities.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments measured at amortized costs, gross unrealized gain, gross unrealized loss and fair value by significant investment categories are summarized as follows (in thousands):

	As of September 28, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$63,553	$—	$—	$63,553
Corporate debt securities	1,004	—	(1)	1,003
Cash	501	—	—	501
Total cash and cash equivalents	$65,058	$—	$(1)	$65,057
Short-term investments:
Corporate debt securities	$32,339	$16	$(19)	$32,336
U.S. agency debt securities	5,007	3	—	5,010
U.S. government securities	2,995	6	—	3,001
Total short-term investments	$40,341	$25	$(19)	$40,347

The Company did not sell any marketable securities in the three and nine months ended September 28, 2013 and the gross realized gains or losses were zero in the periods.

The contractual maturity date of the short-term investments was as follows (in thousands):

	As of
	September 28, 2013	December 31, 2012
Due within one year	$11,031	$—
Due between one and five years	29,316	—
Total short-term investments	$40,347	$—

4. Balance Sheet Components

Inventories

Inventories are comprised of the following (in thousands):

	As of
	September 28, 2013	December 31, 2012
Raw materials	$146	$1,583
Finished goods	1,101	2,153
Total inventories	$1,247	$3,736

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Assets

The following table shows the components of other assets (in thousands):

	As of
	September 28, 2013	December 31, 2012
Refundable deposits	$299	$109
Deferred offering costs	144	2,207
Other assets, non-current	131	—
Total other assets	$574	$2,316

Deferred offering costs of approximately $4.0 million, consisting of legal, accounting and filing fees incurred in connection with the IPO, were capitalized and offset against the IPO proceeds upon the completion of the offering in June 2013. As of September 28, 2013, deferred offering costs of $0.1 million were capitalized for the Company’s follow-on public offering and will be offset against the proceeds received upon the completion of such offering.

Accrued and Other Current Liabilities

The following table shows the components of accrued and other current liabilities (in thousands):

	As of
	September 28, 2013	December 31, 2012
Accrued employee related costs	$6,051	$5,843
Accrued employee stock purchase plan contributions	2,459	—
Accrued inventory purchases	2,182	846
Accrued payroll and other taxes	2,080	4,662
Accrued professional services	1,097	1,280
Customer deposits	557	—
Gigamon LLC members’ distribution payable	500	4,821
Accrued warranty, current	323	195
Sales return reserve	222	240
Other accruals	2,274	823
Total accrued and other current liabilities	$17,745	$18,710

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Warranty

The following table presents the activity related to the current and non-current product warranty within accrued and other current liabilities and other non-current liabilities (in thousands):

	Nine Months Ended
	September 28, 2013	September 30, 2012
Balance at beginning of period	$350	$231
Accrual for warranty during the period	675	356
Actual costs incurred	(447)	(238)
Balance at end of period	$578	$349

	As Of
	September 28, 2013	December 31, 2012
Reported as:
Current	$323	$195
Non-current	255	155
Total	$578	$350

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses from available-for-sale securities. There were no reclassifications out of accumulated other comprehensive income into the condensed consolidated statements of operations in the three and nine months ended September 28, 2013.

The following summarizes the activity within accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income
	Net Unrealized Gains	Income Tax Provision	Net Unrealized Gains, net of tax
Balance as of December 31, 2012	$—	$—	$—
Other comprehensive income	5	—	5
Balance as of September 28, 2013	$5	$—	$5

5. Related Party Transactions

Founders’ Bonuses

The Company paid bonuses to certain founder employees through December 31, 2012, pursuant to the Restated Limited Liability Company Agreement by and among the Company and certain of its stockholders, dated January 20, 2010, as amended (the “LLC Agreement”), prior to its termination on May 31, 2013. Founders’ bonus expense was zero in the three and nine months ended September 28, 2013, and $0.8 million and $1.5 million in the three and nine months ended September 30, 2012, respectively.

Gigamon LLC Members’ Distribution Payable

Prior to the LLC Conversion on May 31, 2013, the Company allocated its adjusted net income (loss) to the holders of its outstanding equity (hereafter referred to as the members) pro rata based upon each member’s pro rata equity ownership, pursuant to the LLC Agreement and distributed a portion of the allocated earnings to its members, as approved by the Board.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The undistributed amount was recorded as Gigamon LLC members’ distribution payable within accrued and other current liabilities in the condensed consolidated balance sheets. As of September 28, 2013 and December 31, 2012, the Gigamon LLC members’ distribution payable balance was $0.5 million and $4.8 million, respectively. During the nine months ended September 28, 2013 and September 30, 2012, the Company distributed $7.0 million and $13.2 million, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases office space for its existing headquarters and United Kingdom subsidiary under non-cancelable operating leases that expire at various times through December 2017. The Company has an option to extend the lease on its existing headquarters from June 2016 to June 2019, as well as an early termination option which allows the Company to terminate this lease at the end of June 2014 by providing a written notice and an early termination fee of $250,000 at least 180 days prior to the early termination date. The Company has also entered into lease agreements for additional office space in Milpitas, California as well as for sales offices in New York, Japan, Hong Kong, Russia and Singapore. The Company recognizes rent expense on a straight–line basis over the lease period.

On July 2, 2013, the Company entered into a sublease agreement, pursuant to which it will lease 105,664 square feet of office space, located in Santa Clara, California, with a term of 51 months from January 2014 through March 2018, for an aggregate net base rent of $10.7 million. In addition to the monthly base rent, the Company will be responsible for payment of certain operating expenses, including utilities and real estate taxes. The Company intends to use the leased space as its future worldwide corporate headquarters.

Rent expense related to the Company’s operating leases was $0.3 million and $0.1 million for the three months ended September 28, 2013 and September 30, 2012, respectively, and $0.7 million and $0.4 million for the nine months ended September 28, 2013 and September 30, 2012, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 28, 2013 were as follows (in thousands):

Fiscal Year:
2013 (remaining three months)	$160
2014	3,027
2015	2,934
2016	2,760
2017	2,586
Thereafter	629
$12,096

Purchase Commitments

As of September 28, 2013 and December 31, 2012, the Company’s purchase commitments with its vendors totaled $7.0 million and $5.9 million, respectively.

Revolving Line of Credit

The Company had a credit facility with Silicon Valley Bank, which provided for borrowings of up to $10.0 million. Borrowings pursuant to this facility bore interest at a floating per annum rate equal to the greater of one-quarter of one percent (0.25%) above the Prime Rate (3.25% at December 31, 2012) or three and one-half percent (3.50%). Prior to the termination of this credit facility in July 2013, the Company was in compliance with the covenants under the facility.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Guarantees

Under the indemnification provisions of its standard sales related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by its customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in the company capacities. To date, there have been no claims under any indemnification provisions. The fair values of these obligations are not material as of each balance sheet date presented.

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

The Company recorded compensation and related payroll tax expenses of zero and $20.4 million in its condensed consolidated financial statements in the three and nine months ended September 28, 2013, respectively, for the 1,057,772 PUPs vested upon the completion of the IPO on June 17, 2013. The 2009 Plan was terminated in June 2013, in connection with the completion of the IPO.

The following table summarizes the Company’s PUP activity:

		PUPs Outstanding
	PUPs Available for Grant	Number of PUPs	Weighted- Average Base Price
Balances — December 31, 2012	218,160	1,404,812	$0.15
Settled	—	(1,057,772)	$0.15
Cancelled	347,040	(347,040)	$0.15
Termination of the Plan	(565,200)	—	$0.15
Balances — September 28, 2013	—	—

As of December 31, 2012
Base Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Vested
$0.15	1,404,812	7.96	862,922

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Preferred Stock and Stockholders’ Equity (Members’ Deficit)

LLC Conversion

On May 31, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed the Company’s name from Gigamon LLC to Gigamon Inc. Effective May 31, 2013, all of the Company’s outstanding common units and preferred units were converted into shares of common stock and preferred stock. Immediately following the LLC Conversion, certain entities affiliated with Highland Capital Partners that held the Company’s Series A preferred stock were merged with and into the Company, and the entities affiliated with Highland Capital Partners that merged with and into the Company received preferred stock in exchange for their equity interests. Further, in connection with the LLC Conversion, Gigamon Systems LLC, the holder of all of the Company’s outstanding common units prior to the LLC Conversion, exchanged all of the interests that it held in the Company for 16,851,635 shares of the common stock of Gigamon Inc. In May 2013, all outstanding options to purchase shares in Gigamon Systems LLC were substituted for fully vested options to purchase 448,349 shares of the Company’s common stock, at a weighted average exercise price of $0.02 per share, for which the Company recognized related stock-based compensation expense of $8.5 million in the nine months ended September 28, 2013. Additionally, the Company recorded a net adjustment to deferred income tax asset of $14.8 million and reclassified $24.0 million from accumulated deficit to additional paid-in capital in the nine months ended September 28, 2013.

Preferred Units

Prior to the LLC Conversion, the Company had 8,109,848 Series A preferred units authorized. Each holder of Series A preferred units was entitled to certain rights and privileges under the LLC Agreement. Upon the LLC Conversion, all of the then-outstanding Series A preferred units were converted into shares of Series A preferred stock (the “Series A”). Furthermore, in connection with the closing of the Company’s IPO, all of the Company’s then-outstanding shares of Series A were converted into shares of common stock on June 17, 2013 (the “Series A Conversion”). As of September 28, 2013 and December 31, 2012, the Company had zero and 8,109,847 Series A preferred units outstanding, respectively.

Common Units

Prior to the LLC Conversion, the Company had 33,333,333 common units authorized. Each holder of common units was entitled to one vote for each common unit held. Upon the LLC Conversion, all of the then-outstanding common units were converted into shares of common stock. As of September 28, 2013 and December 31, 2012, the Company had zero and 17,300,005 common units outstanding, respectively.

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

As of September 28, 2013, the Company had 30,491,907 shares of common stock issued and outstanding.

Preferred Stock

The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 28, 2013, the Company had no shares of preferred stock issued or outstanding.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Stock Options

Stock options granted to new hires, under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Option Plans”), are generally subject to a four-year vesting period whereby stock options become 25% vested on the first anniversary of the grant date and then ratably monthly thereafter through the end of the vesting period. Vested stock options may be exercised up to ten years from the vesting commencement date. Under the 2012 Plan, vested but unexercised stock options expire 30 days after termination of service with the Company. Under the 2013 Equity Plan, vested but unexercised stock options expire three months after termination of service with the Company.

The following table summarizes the stock option activity related to shares of common stock under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — December 31, 2012	2,418,397	$7.92	9.40	$12,527
Stock options granted	1,528,514	$10.52
Stock options exercised	(17,925)	$6.19
Stock options cancelled	(259,664)	$8.61
Balance — September 28, 2013	3,669,322	$8.97	9.00	$111
Vested and expected-to-vest — December 31, 2012	1,173,666	$9.34	9.51	$4,428
Exercisable — December 31, 2012	189,459	$10.19	9.61	$559
Vested and expected-to-vest — September 28, 2013	3,479,027	$8.87	9.00	$105
Exercisable — September 28, 2013	1,062,353	$5.24	9.14	$36

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $39.12 and $13.11 as of September 28, 2013 and December 31, 2012, respectively, for the total number of underlying options. Weighted-average fair value per share for stock option awards vested in the nine months ended September 28, 2013 and September 30, 2012 was $12.08 and $5.77, respectively. As of September 28, 2013 and December 31, 2012, there were 39,998 shares and 50,666 shares subject to stock options with performance-based vesting criteria, respectively. As of December 31, 2012, options to purchase 1,070,316 shares of the Company’s common stock that commenced vesting only upon the completion of an IPO were excluded from the vested and expected-to-vest information as the IPO had not occurred.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

RSUs generally vest ratably on a quarterly basis over a period of three to four years. The vesting is subject to the employee’s continuing service with the Company over that period. Until vested, RSUs do not have the voting or dividend participation rights of the Company’s common stock and the shares of the Company’s common stock underlying the awards are not considered issued and outstanding. RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant.

The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Award	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — December 31, 2012	149,841	$11.12	1.98	$1,965
RSUs granted	682,498	$21.31
RSUs cancelled	(17,198)	$14.42
Balance — September 28, 2013	815,141	$19.58	1.53	$31,888
Vested and expected-to-vest — September 28, 2013	754,923	$19.48	1.46	$29,533

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair market value per share of $39.12 and $13.11 as of September 28, 2013 and December 31, 2012, respectively, for the total number of underlying RSUs. All RSUs have been excluded from the vested and expected-to-vest information as of December 31, 2012 as the IPO had not occurred as of such balance sheet date. There were 8,666 RSUs with performance-based vesting criteria as of September 28, 2013 and December 31, 2012.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2013 Employee Stock Purchase Plan the (“ESPP”). Under the ESPP, 439,422 shares are authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In the three and nine months ended September 28, 2013, the Company recorded stock-based compensation expense of $2.3 million and $2.4 million, respectively, for its ESPP. No shares have been purchased by employees under the ESPP as of and for the three and nine months ended September 28, 2013.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Stock option awards:
Expected term (in years)	6.1	5.0-6.1	5.0-6.3	2.6-6.9
Risk-free interest rate	1.84%	1.02%	0.89%-1.84%	0.50%-1.28%
Expected volatility	63.3%	61.5%	63.3%-65.3%	62.5%-65.5%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	$21.91	$5.64 - $8.22	$9.44-$21.91	$5.64-$8.52

Three and Nine Months Ended
ESPP purchase rights:			September 28, 2013	September 30, 2012
Expected term (in years)			0.7-2.2	—
Risk-free interest rate			0.08%-0.20%	—
Expected volatility			53.6%-63.1%	—
Expected dividend rate			—%	—%
Grant date fair value per share			$12.11-$15.68	—

The following table presents the stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Cost of revenue	$340	$132	$3,049	$134
Research and development	2,468	328	8,846	360
Sales and marketing	2,735	473	8,427	559
General and administrative	1,524	760	5,035	1,276
Total stock-based compensation expense	$7,067	$1,693	$25,357	$2,329

As of September 28, 2013, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, of $11.8 million, $11.2 million and $7.6 million, respectively, will be amortized over a weighted-average remaining period of 1.5 years, 1.5 years and 1.3 years, respectively. There was no capitalized stock-based compensation expense for any period presented.

9. Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan providing a matching contribution of 50% of each participant’s contribution, up to the lesser of 6% of the participant’s annual compensation or $7,650 for 2013. In 2012, the Company provided a contribution equal to 3% of each participant’s compensation, up to $7,500.

The Company’s contributions to the 401(k) defined contribution plan were $0.4 million and $0.2 million for the three months end September 28, 2013 and September 30, 2012, respectively, and $1.3 million and $0.6 million for the nine months ended September 28, 2013 and September 30, 2012, respectively.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Income Tax

The Company recorded an income tax provision of $0.7 million in the three months ended September 28, 2013 and an income tax benefit of $23.8 million in the nine months ended September 28, 2013. The effective tax rate of 33.7% in the three months ended September 28, 2013 primarily represents the impact of domestic deferred tax expense and a nominal amount of foreign income tax expense on cost-plus subsidiary. The income tax benefit in the nine months ended September 28, 2013 primarily reflects the impact of domestic deferred tax and a nominal amount of foreign income tax expense. In connection with the conversion from a Delaware LLC to a Delaware corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, the Company is subject to both federal and state income taxes and, therefore, the Company recognized deferred tax assets of $14.8 million upon conversion to a Delaware corporation and $9.0 million of income tax benefit in the nine months ended September 28, 2013 due to a net loss incurred in the period.

The Company determined that a valuation allowance was not necessary for the total deferred tax assets of $24.0 million as of September 28, 2013 as it is more likely than not that such deferred tax assets will be realized in the future based on the Company’s past profitability and forecasted earnings.

As of September 28, 2013, the Company had $0.1 million of unrecognized tax benefits, all of which, if recognized, may affect the effective tax rate.

The Company files annual income tax returns in multiple taxing jurisdictions on a worldwide basis. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 28, 2013, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

11. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock outstanding during the period, including stock options, RSUs and ESPP purchase rights. The computation of diluted net income (loss) per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding options is computed using the treasury stock method. In periods when the Company has incurred a net loss, potential dilutive securities outstanding have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

The net income (loss) per share and weighted-average shares information presented in the condensed consolidated financial statements gives effect to the Company’s one-for-three reverse stock split completed on May 20, 2013. Effective June 17, 2013, all shares of then-outstanding redeemable convertible preferred stock were converted to common stock and are included in the weighted-average shares used to compute net income (loss) per share starting from the conversion date. Dilutive securities in the Company’s diluted net income (loss) per share calculation for the periods before the close of the Company’s IPO in June 2013 do not include stock options and RSUs with vesting contingent upon an IPO or a liquidity event. Prior to the Series A Conversion, the net income (loss) per share are presented in conformity with the two-class method as Series A was considered a participating security due to its rights of cumulative preferred return. Under the two-class method, net income (loss) is allocated between common stock and other participating securities based on their participating rights. Accordingly, earnings allocated or distributed to redeemable convertible preferred stock and the related number of outstanding shares of redeemable convertible preferred stock have been excluded from the computation of basic and diluted net income (loss) per share attributable to common stockholders.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Numerator:
Net income (loss) attributable to common stockholders	$1,386	$1,061	$(7,739)	$1,515
Denominator:
Weighted average shares used for basic net income (loss) per share computation	30,933	17,300	22,529	17,300
Weighted average effect of dilutive securities:
Equity awards and purchase rights	1,621	7	—	—
Weighted average shares used for diluted net income (loss) per share computation	32,554	17,307	22,529	17,300
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.06	$(0.34)	$0.09
Diluted	$0.04	$0.06	$(0.34)	$0.09

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Redeemable convertible Series A	—	8,110	—	8,110
Equity awards to purchase common stock	724	2,073	5,524	2,330

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
United States	$29,976	$19,994	$72,531	$48,996
Rest of Americas	1,369	621	4,448	3,522
Europe, Middle East and Africa	5,011	3,187	12,106	7,944
Asia Pacific	2,630	1,892	8,123	4,401
Total	$38,986	$25,694	$97,208	$64,863

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	September 28, 2013	December 31, 2012
United States	$3,341	$2,539
Other	200	147
Total	$3,541	$2,686

13. Subsequent Events

Follow-On Public Offering

On October 28, 2013, the Company completed its follow-on public offering, in which 5,100,000 shares of its common stock were sold at a public offering price of $38.50 per share. The Company sold 300,000 shares of common stock, for which the Company received net proceeds of $10.2 million, net of underwriting discounts and commissions of $0.5 million and other offering expenses of approximately $0.9 million. In addition, the Company’s selling stockholders sold 4,800,000 shares of common stock, which included 293,718 shares of common stock issued upon the exercise of options by certain selling stockholders, with an aggregate exercise price of $1.3 million, at a public offering price of $38.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 23, 2013 (“Prospectus”). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our revenue increased from $25.7 million in the three months ended September 30, 2012 to $39.0 million in the three months ended September 28, 2013, representing 52% growth. In the nine months ended September 28, 2013, our revenue increased to $97.2 million from $64.9 million in the nine months ended September 30, 2012, representing 50% growth. Net income attributable to common stockholders was $1.4 million in the three months ended September 28, 2013, compared to $1.1 million in the three months ended September 30, 2012, primarily due to an increase in revenue and the discontinuation of redeemable convertible preferred stock related accretion and earnings allocation subsequent to the conversion of our outstanding redeemable convertible preferred stock into common stock in connection with our initial public offering (the “IPO”), partially offset by higher operating expenses and an increase in income tax provision.  Net loss attributable to common stockholders was $7.7 million in the nine months ended September 28, 2013 primarily due to the $20.4 million in expenses related to the settlement of performance units (“PUPs”) under our 2009 Performance Unit Plan (the “2009 Plan”) and $16.7 million in stock-based compensation expense recorded in the second quarter of 2013. In addition, we recorded an income tax benefit of $23.8 million in the nine months ended September 28, 2013 primarily due to our conversion from a Delaware limited liability company to a Delaware corporation and upon establishing a deferred tax asset resulting from our net loss incurred in 2013. Net income attributable to common stockholders was $1.5 million in the nine months ended September 30, 2012. We generated positive net operating cash flows of $1.0 million and $25.9 million in the nine months ended September 28, 2013 and September 30, 2012, respectively.

Key Performance Indicators of Our Business

We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Key Performance Indicators:
Revenue	$38,986	$25,694	$97,208	$64,863
Gross margin	80%	80%	77%	79%
Income (loss) from operations	$2,110	$2,121	$(31,554)	$4,003
Deferred revenue	$40,945	$26,855	$40,945	$26,855

Revenue. We monitor our revenue to assess the acceptance of our products by our end-user customers and growth in the markets we serve.

Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our end-user customers.

Income (loss) from operations. We monitor our income (loss) from operations to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount.

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

Initial Public Offering

On June 17, 2013, we completed our IPO, in which we issued and sold 5,512,500 shares of common stock, inclusive of the 1,012,500 shares of common stock sold in connection with the full exercise of the overallotment option of shares granted to the underwriters, at a public offering price of $19.00 per share. In addition, our selling stockholders sold 2,250,000 shares of common stock at a public offering price of $19.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The net proceeds to us from the IPO were $93.4 million, net of underwriting discounts, commissions and offering costs payable by us.

Follow-On Public Offering

On October 28, 2013, we completed our follow-on public offering, in which 5,100,000 shares of our common stock were sold at a public offering price of $38.50 per share. We sold 300,000 shares of common stock for net proceeds of $10.2 million, net of underwriting discounts, commissions and offering expenses payable by us. In addition, our selling stockholders sold 4,800,000 shares of common stock, which included 293,718 shares of common stock issued upon the exercise of options by certain selling stockholders, with an aggregate exercise price of $1.3 million, in order to sell those shares in the follow-on public offering, at a public offering price of $38.50 per share. We did not receive any proceeds from the sale of shares by the selling stockholders.

Financial Overview

Revenue

We generate revenue from the sale of products and related services, including maintenance and support. We present revenue net of discounts, rebates, and sales taxes. Our revenue is comprised of the following:

Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Traffic Visibility Fabric solutions. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. As a percentage of revenue, we expect our product revenue to vary from quarter-to-quarter based on, among other things, the timing of orders and delivery of products and seasonal and cyclical factors discussed under the section titled “—Results of Operations.” We expect our product revenue to increase in absolute dollars as we continue to add new end-user customers, expand the volume of shipments to our current end-user customers and introduce new products.

We have experienced seasonality in the sale of our products. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We generally expect an increase in sales in the second half of the year, primarily due to the buying habits of many of our end-user customers as budgets for annual capital purchases are being fully utilized.

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

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salary, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. From December 31, 2012 through September 28, 2013, we increased headcount attributable to our operating expenses from 224 to 315. We expect to continue to hire new employees, although at a slower rate, to support our anticipated growth, particularly with respect to an anticipated increase in research and development headcount for the remainder of 2013. We expect operating expenses to increase in absolute dollars as we continue to grow, and that our operating margin may decline in the near term as we continue to invest for future growth.

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

General and administrative. General and administrative expenses consist of personnel costs and allocated costs of facilities and information technology related to our executive, finance, human resources and legal functions, as well as professional services costs. Professional services costs consist primarily of outside legal and accounting services. We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations.

Interest income and other expense, net

Interest income consists primarily of income earned on our invested cash, cash equivalents and investments . We expect interest income to increase modestly depending on our average invested balances during the period and market interest rates.

Other expense, net consists primarily of foreign currency exchange losses related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.

Provision for income taxes

We converted from a Delaware limited liability company (a pass through entity for tax purposes) to a Delaware corporation on May 31, 2013. Accordingly, we have elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code and, therefore, have become subject to both federal and state income taxes. As a result of this tax election, we recorded a one-time non-cash tax benefit of $14.8 million, in the second quarter of 2013, for the deferred tax asset amount recorded upon our change in entity status from a Delaware limited liability company to a Delaware corporation.

We are also subject to state taxes in certain states that may assess capital taxes or taxes based on gross receipts. We also have a subsidiary in a foreign jurisdiction, which is subject to foreign income taxes.

Stock-based compensation expense and other compensation charges

Beginning in April 2012, we have granted stock options and beginning in August 2012, we have granted restricted stock units (“RSUs”).In connection with our IPO, we recorded stock-based compensation expense of $5.5 million, net of estimated forfeitures, in the second quarter of 2013 for stock options and RSUs that were subject to the completion of an IPO (the “IPO Awards”). Upon the completion of our IPO in June 2013, we began offering eligible employees the opportunity to purchase shares under our 2013 Employee Stock Purchase Plan (the “ESPP”). Total stock-based compensation expense, net of estimated forfeitures, in the three and nine months ended September 28, 2013, was $7.1 million and $25.4 million, respectively, compared to $1.7 million and $2.3 million in the three and nine months ended September 30, 2012, respectively. As of September 28, 2013, unrecognized compensation expense, net of estimated forfeitures, was $30.6 million.

In addition, upon the completion of our IPO, we recorded cash-based compensation expenses and related payroll taxes of $20.4 million for our PUPs, based on our IPO price of $19.00 per share, which is reflected in cost of revenue and operating expenses in the second quarter of 2013.

Change in Reporting Calendar

Effective January 1, 2013, we changed our reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2013 will be a 52-week fiscal year ending on December 28, 2013, and each quarter will be a 13-week quarter. The first, second and third quarters of fiscal 2013 ended on March 30, 2013, June 29, 2013 and September 28, 2013, respectively.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Consolidated Statement of Operations Data:
Revenue:
Product	$29,146	$18,700	$70,019	$45,806
Services	9,840	6,994	27,189	19,057
Total revenue	38,986	25,694	97,208	64,863
Cost of revenue:
Product	6,744	4,524	18,566	11,975
Services	993	557	3,557	1,502
Total cost of revenue	7,737	5,081	22,123	13,477
Gross profit	31,249	20,613	75,085	51,386
Operating expenses:
Research and development	8,958	4,809	31,726	12,324
Sales and marketing	15,485	9,963	54,020	27,298
General and administrative	4,696	3,720	20,893	7,761
Total operating expenses	29,139	18,492	106,639	47,383
Income (loss) from operations	2,110	2,121	(31,554)	4,003
Interest income	32	55	35	61
Other expense, net	(52)	(17)	(77)	(50)
Income (loss) before income tax (provision) benefit	2,090	2,159	(31,596)	4,014
Income tax (provision) benefit	(704)	(37)	23,838	(128)
Net income (loss)	$1,386	$2,122	$(7,758)	$3,886

Net income (loss) includes stock-based compensation expense and PUP expenses allocated as follows:
Stock-based compensation expense:
Cost of revenue	$340	$132	$3,049	$134
Research and development	2,468	328	8,846	360
Sales and marketing	2,735	473	8,427	559
General and administrative	1,524	760	5,035	1,276
Total stock-based compensation expense	$7,067	$1,693	$25,357	$2,329
PUP expenses:
Cost of revenue	$—	$—	$353	$—
Research and development	—	—	5,188	—
Sales and marketing	—	—	7,991	—
General and administrative	—	—	6,839	—
Total PUP expenses	$—	$—	$20,371	$—

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Percentage of Revenue:
Revenue:
Product	75%	73%	72%	71%
Services	25	27	28	29
Total revenue	100	100	100	100
Cost of revenue	20	20	23	21
Gross margin	80	80	77	79
Operating expenses:
Research and development	23	19	33	19
Sales and marketing	40	39	55	42
General and administrative	12	14	21	12
Total operating expenses	75	72	109	73
Income (loss) from operations	5	8	(32)	6
Interest income	—	—	—	—
Other expense, net	—	—	—	—
Income (loss) before income tax (provision) benefit	5	8	(32)	6
Income tax (provision) benefit	(1)	—	24	—
Net income (loss)	4%	8%	(8)%	6%

Comparison of the three and nine months ended September 28, 2013 and September 30, 2012

Revenue

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 30, 2012	Increase	% Increase	September 28, 2013	September 30, 2012	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$29,146	$18,700	$10,446	56%	$70,019	$45,806	$24,213	53%
Services	9,840	6,994	2,846	41	27,189	19,057	8,132	43
Total revenue	$38,986	$25,694	$13,292	52%	$97,208	$64,863	$32,345	50%

Three Months Ended September 28, 2013 Compared to Three Months Ended September 30, 2012

Product revenue increased $10.4 million in the three months ended September 28, 2013 compared to the three months ended September 30, 2012, primarily due to an increase in the volume of sales from our high-density products. Revenue from our high-density products for the three months ended September 28, 2013 increased to $18.7 million from $7.2 million in the three months ended September 30, 2012, partially offset by a decrease in revenue from our G-Series products.

Services revenue increased $2.8 million in the three months ended September 28, 2013 compared to the three months ended September 30, 2012, primarily due to the growth in our installed base at our existing end-user customers and also due to an increase in the total number of end-user customers under maintenance and support contracts, which was driven by higher sales of our products.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 30, 2012

Product revenue increased $24.2 million in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in the volume of sales from our high-density products. Revenue from our high-density products for the nine months ended September 28, 2013 increased to $41.5 million from $16.2 million in the nine months ended September 30, 2012 partially offset by a slight decrease in revenue from our G-Series products.

Services revenue increased $8.1 million in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012, primarily due to the growth in our installed base at our existing end-user customers and also due to an increase in the total number of end-user customers under maintenance and support contracts, which was driven by higher sales of our products.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 30, 2012	Increase	% Increase	September 28, 2013	September 30, 2012	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$6,744	$4,524	$2,220	49%	$18,566	$11,975	$6,591	55%
Services	993	557	436	78	3,557	1,502	2,055	137
Total cost of revenue	$7,737	$5,081	$2,656	52%	$22,123	$13,477	$8,646	64%
Gross margin:
Product	77%	76%			73%	74%
Services	90%	92%			87%	92%
Total gross margin	80%	80%			77%	79%
Stock-based compensation expense included in:
Cost of revenue	$340	$132	$208	*	$3,049	$134	$2,915	*
PUP expenses included in:
Cost of revenue	$—	$—	$—	*	$353	$—	$353	*

*	Not meaningful

Three Months Ended September 28, 2013 Compared to Three Months Ended September 30, 2012

Total gross margin was consistent at 80% in the three months ended September 28, 2013 compared to the three months ended September 30, 2012.

Product gross margin increased to 77% in the three months ended September 28, 2013 from 76% in the three months ended September 30, 2012, primarily due to the sale of previously written-down inventories of $0.2 million in the three months ended September 28, 2013 compared to inventory write-downs of $0.2 million in the three months ended September 30, 2012.

Services gross margin decreased to 90% in the three months ended September 28, 2013 from 92% in the three months ended September 30, 2012, primarily due to an increase in cost of services revenue as a result of an increase of $0.2 million in stock-based compensation expense as well as personnel costs to support the higher number of maintenance and support contracts.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 30, 2012

Total gross margin decreased to 77% in the nine months ended September 28, 2013 from 79% in the nine months ended September 30, 2012 primarily due to an increase in stock-based compensation expense of $2.9 million, partially offset by recovery of inventories of $0.4 million in the nine months ended September 28, 2013 compared to inventory write-downs of $1.6 million in the nine months ended September 30, 2012.

Product gross margin decreased to 73% in the nine months ended September 28, 2013 from 74% in the nine months ended September 30, 2012, primarily due to a $1.8 million increase in stock-based compensation expense in the nine months ended September 28, 2013 and PUP expenses of $0.3 million, partially offset by the sale of previously written-down inventories of $0.4 million in the nine months ended September 28, 2013 compared to inventory write-downs of $1.6 million in the nine months ended September 30, 2012.

Services gross margin decreased to 87% in the nine months ended September 28, 2013 from 92% in the nine months ended September 30, 2012, primarily due to a $1.1 million increase in stock-based compensation expense in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 30, 2012	Increase	% Increase	September 28, 2013	September 30, 2012	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$8,958	$4,809	$4,149	86%	$31,726	$12,324	$19,402	157%
Sales and marketing	15,485	9,963	5,522	55	54,020	27,298	26,722	98
General and administrative	4,696	3,720	976	26	20,893	7,761	13,132	169
Total operating expenses	$29,139	$18,492	$10,647	58%	$106,639	$47,383	$59,256	125%

Stock-based compensation expense included in:
Research and development	$2,468	$328	$2,140	*	$8,846	$360	$8,486	*
Sales and marketing	2,735	473	2,262	*	8,427	559	7,868	*
General and administrative	1,524	760	764	*	5,035	1,276	3,759	*
Total stock-based compensation expense	$6,727	$1,561	$5,166	*	$22,308	$2,195	$20,113	*
PUP expenses included in:
Research and development	$—	$—	$—	*	$5,188	$—	$5,188	*
Sales and marketing	—	—	—	*	7,991	—	7,991	*
General and administrative	—	—	—	*	6,839	—	6,839	*
Total PUP expenses	$—	$—	$—	*	$20,018	$—	$20,018	*

*	Not meaningful.

Three Months Ended September 28, 2013 Compared to Three Months Ended September 30, 2012

Research and development expenses increased $4.1 million in the three months ended September 28, 2013 compared to the three months ended September 30, 2012. The increase in research and development expenses was primarily due to an increase in stock-based compensation expense of $2.1 million, a $1.4 million increase in personnel costs primarily driven by increased headcount and a $0.3 million increase in depreciation expense.

Sales and marketing expenses increased $5.5 million in the three months ended September 28, 2013 compared to the three months ended September 30, 2012. The increase in sales and marketing expenses was primarily due to a $3.2 million increase in personnel and allocated costs, primarily driven by increased headcount, and commissions related to higher sales of our products and services and a $2.3 million increase in stock-based compensation expense.

General and administrative expenses increased $1.0 million in the three months ended September 28, 2013 compared to the three months ended September 30, 2012. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $0.8 million and a $0.4 million increase in personnel and allocated costs due to an increase in headcount, partially offset by a $0.5 million decrease in professional expenses.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 30, 2012

Research and development expenses increased $19.4 million in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012.  The increase in research and development expenses was primarily due to increases in stock-based compensation expense of $8.5 million and PUP related expenses of $5.2 million. Net of the stock-based compensation expense and PUP related expenses, research and development expenses increased $5.7 million, primarily attributable to a $4.6 million increase in personnel costs, due to increased headcount and a $0.7 million increase in depreciation expense.

Sales and marketing expenses increased $26.7 million in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012. The increase in sales and marketing expenses was primarily due to increases in PUP related expenses of $8.0 million and stock-based compensation expense of $7.9 million. Net of the increase in PUP related expenses and stock-based compensation expense, sales and marketing expenses increased $10.8 million, primarily attributable to a $8.3 million increase in personnel costs, primarily driven by increased headcount, and commissions related to higher sales of our products and services, a $1.7 million increase in allocated costs of facilities and information technology and a $0.7 million increase in employee-related programs and professional services.

General and administrative expenses increased $13.1 million in the nine months ended September 28, 2013 compared to the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily due to increases in PUP related expenses of $6.8 million and stock-based compensation expense of $3.8 million. Net of the PUP related expenses and stock-based compensation expense, general and administrative expenses increased $2.5 million, primarily attributable to an increase in personnel and allocated costs of $1.4 million primarily driven by increased headcount, a $0.6 million increase in employee-related programs and a $0.3 million increase in professional services costs.

Income Tax (Provision) Benefit

	Three Months Ended				Nine Months Ended
	September 28, 2013	September 30, 2012	Increase	% Increase	September 28, 2013	September 30, 2012	Decrease	% Decrease
	(dollars in thousands)
Income tax (provision) benefit	$(704)	$(37)	$(667)	*	$23,838	$(128)	$23,966	*

*	Not meaningful

Three Months Ended September 28, 2013 Compared to Three Months Ended September 30, 2012

Income tax provision increased in the nine months ended September 28, 2013, compared to the income tax provision recorded in the three months ended September 30, 2012, primarily due to the Company being a taxable entity in the three months ended September 28, 2013 compared to being a pass-through entity for tax purposes in the three months ended September 30, 2012.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 30, 2012

We recognized an income tax benefit in the nine months ended September 28, 2013, compared to the income tax provision in the nine months ended September 30, 2012, as we recorded deferred tax assets of $14.8 million upon our conversion from a Delaware limited liability company to a Delaware corporation and $9.8 million due to the tax benefit recorded in the second quarter of 2013, partially offset by the income tax provision recorded in the three months ended September 28, 2013. Prior to May 31, 2013, our Company was a limited liability company and accordingly was not a taxable entity, except for our wholly-owned subsidiary company in the United Kingdom, which is on a cost plus basis.

Non-GAAP Financial Measures

We report all financial information required in accordance with U.S. generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense or PUP expenses and related taxes in managing our operations. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net income and net income per share, which exclude these expenses when evaluating our ongoing operations and allocating resources within the organization.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
GAAP net income (loss) attributable to common stockholders	$1,386	$1,061	$(7,739)	$1,515
Stock-based compensation expense	7,067	1,693	25,357	2,329
PUP expenses	—	—	20,371	—
Accretion of preferred stock to redemption value and issuance costs	—	564	1,088	1,661
Earnings (loss) distributable to preferred stockholders	—	497	(1,107)	710
Income tax provision	(2,670)	—	(28,156)	—
Non-GAAP net income	$5,783	$3,815	$9,814	$6,215
Basic and diluted GAAP net income (loss) per share attributable to common stockholders	$0.04	$0.06	$(0.34)	$0.09
Basic Non-GAAP net income per share	$0.19	$0.22	$0.44	$0.36
Diluted Non-GAAP net income per share	$0.18	$0.22	$0.34	$0.36

Liquidity and Capital Resources

As of September 28, 2013, our principal sources of liquidity were our cash, cash equivalents and investments of $105.4 million, the majority of which was held in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of September 28, 2013, we had no material commitments for capital expenditures.

We have used a portion of the net proceeds that we received from the IPO to satisfy our obligations to holders of vested PUPs and related payroll taxes of $20.4 million, based on the IPO price of $19.00 per share. The payments related to these PUPs were completed in the three months ended September 28, 2013.

We intend to retain any future earnings to finance the operations and expansion of our business, and we do not currently anticipate paying any cash dividends on our common stock.

Our future capital requirements will depend on many factors, including our results of operations and the expansion of our research and development, sales and marketing and general and administrative functions. Based on our current operating plan, we believe our existing cash, cash equivalents and investments, combined with cash generated from operations, will be sufficient to fund our working capital and operating expenses for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity, or raise funds through debt financing or other sources.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 28, 2013	September 30, 2012
Cash provided by operating activities	$1,045	$25,885
Cash used in investing activities	$(43,168)	$(1,505)
Cash provided by (used in) financing activities	$88,505	$(13,772)

Cash flows from operating activities

Our cash provided by operating activities is generated from sales of our products and, to a lesser extent, by upfront payments from customers under maintenance and support contracts. Our primary uses of cash from operating activities have been for personnel related expenses, manufacturing costs, expenses related to marketing and promotional activities and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and increased spending on personnel, facilities and sales and marketing activities to meet our anticipated business growth.

In the nine months ended September 28, 2013, we generated cash of $1.0 million from our operating activities primarily due to a $5.8 million cash inflow from the changes in net operating assets and liabilities and net non-cash charges of $3.0 million, partially offset by a net loss of $7.8 million. The $5.8 million change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $10.1 million primarily driven by growth in our established base of maintenance and support contracts, partially offset by an increase in accounts receivable of $6.4 million due to increased revenue and timing of invoicing. Our days sales outstanding (“DSO”) increased from 60 days as of December 31, 2012 to 63 days as of September 28, 2013, primarily due to a relatively higher amount of billings later in the three months ended September 28, 2013. The net non-cash charges of $3.0 million primarily consisted of stock-based compensation expense of $25.4 million and depreciation and amortization expenses of $2.0 million, partially offset by a deferred income tax benefit of $24.0 million.

In the nine months ended September 30, 2012, we generated $25.9 million of cash from operating activities. The cash generated during this period was primarily attributable to net income and net cash inflow from the net change in operating assets and liabilities. Net income of $3.9 million included non-cash charges of $4.8 million due to inventory write-downs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities generated cash of $17.2 million, were primarily attributable to a $5.1 million decrease in accounts receivable from collections, a $4.9 million increase in accrued and other liabilities primarily driven by timing of payment of employee related accruals and a $4.9 million increase in deferred revenue primarily driven by higher service billings as we increased our installed base. The reduction in accounts receivable during the period was due to linearity in shipments to customers thus resulting in DSO of 41 days as of September 30, 2012.

Cash flows from investing activities

In the nine months ended September 28, 2013, cash used in investing activities was $43.2 million attributable to purchases of marketable securities of $40.3 million and capital expenditures for property and equipment of $2.8 million. In the nine months ended September 30, 2012, cash used in investing activities was $1.5 million primarily attributable to capital expenditures for property and equipment to support the growth of our business.

Cash flows from financing activities

In the nine months period ended September 28, 2013, we generated net cash proceeds of $95.4 million from our sale and issuance of common stock in our IPO, after adjusting for underwriting discounts and commissions of $7.3 million and related offering costs paid in the period.  We incurred total offering costs of approximately $4.0 million, of which $2.0 million was paid in the nine months ended September 28, 2013 and $1.9 million was paid in fiscal 2012. Approximately $0.1 million of the offering costs remained unpaid as of September 28, 2013. In the nine months ended September 28, 2013 and September 30, 2012, we distributed $7.0 million and $13.2 million, respectively, to our Gigamon LLC members pursuant to the LLC agreement in effect prior to the LLC Conversion.

Contractual Obligations

The following summarizes our contractual obligations as of September 28, 2013:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$2,452	$5,783	$3,861	$—	$12,096
Purchase commitments (2)	7,027	—	—	—	7,027
Total	$9,479	$5,783	$3,861	$—	$19,123

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)	Purchase commitments primarily represent our obligations to purchase inventory and related components.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, operating expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, comprehensive income and cash flows would be affected.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations, comprehensive income and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 28, 2013 and September 30, 2012, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash, cash equivalents and investments of $105.4 million as of September 28, 2013. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested portion of our funds in short-term investments that are focused on preservation of capital, supporting our liquidity requirements and compliance with the Investment Company Act of 1940. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and during the three and nine months ended September 28, 2013 and September 30, 2012, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the controls evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (the “SEC”) and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our product revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of revenue in 2012 and the three and nine months ended September 28, 2013. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.

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

Our continued success depends on our ability to identify and develop new products and to enhance and improve our existing products, and the acceptance of those products by our existing and target end-user customers. Our growth would likely be adversely affected if:

•	we fail to introduce these new products or product enhancements;

•	our new products or product enhancements are not timely introduced or do not function as expected;

•	we fail to successfully manage the transition to new products from the products they are replacing;

•	we do not invest our development efforts in appropriate products or enhancements for markets in which we now compete and expect to compete;

•	we fail to predict the demand for new products following their introduction to market; or

•	these new products or enhancements do not attain market acceptance.

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $12.5 million, or 18% of our total revenue, in 2011, $17.7 million, or 18% of our total revenue, in 2012 and $31.7 million, or 33% of our total revenue, in the nine months ended September 28, 2013.

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

The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause end-user customers to defer purchasing our existing products in anticipation of the new products. This could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, deferred revenue, increased expenses and lower than anticipated quarterly revenue. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing products that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.

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

Our quarterly and annual operating results have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	fluctuations in demand for our products and services, the timing of orders from our channel partners and end-user customers, and our ability to accurately forecast end-user customer demand;
•	the timing of shipments of products, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the budgeting cycles and internal purchasing priorities of our end-user customers;

•	seasonal buying patterns of our end-user customers;

•	changes in end-user customer or channel partner requirements or market needs;

•	the mix of products sold and the mix of revenue between products and services;
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

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

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

We compete either directly or indirectly with large Ethernet switch vendors, such as Cisco Systems, Inc., Brocade Systems Communications, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors that offer point solutions that address a portion of the issues that we solve. The principal competitive factors in our markets include functionality and performance, price and total cost of ownership, ease of use, flexibility and scalability of deployment, brand awareness, breadth of portfolio, product reliability and quality, interoperability with other products, the extent and speed of user adoption and quality of service, support and fulfillment.

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

A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to generate most of our sales opportunities and manage the sales process, and in North America we rely on two distributors, Interlink Communications Systems, Inc. (“Interlink”) and Arrow Enterprise Computing Solutions, Inc. (“Arrow”), which we engaged as a distributor in February 2013. Interlink accounted for 37%, 63%, 55% and 53% of our revenue in 2011, 2012 and the three and nine months ended September 28, 2013, respectively. Arrow accounted for 10% of our revenue in the three months ended September 28, 2013. To the extent our channel partners are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.

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

Our sales efforts involve educating our end-user customers about the use and benefits of our products, including their technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy has evolved into more of a channel model, utilizing distributors, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, could result in long and unpredictable sales cycles. We sell our Traffic Visibility Fabric primarily to enterprise IT departments and service providers. The length of our products’ sales cycles typically ranges from three to six months but can be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts in the direction of service providers, the average length of our sales cycles will increase. Furthermore, our sales to federal, state, and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to government entities. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles of our products, it is difficult for us to predict when end-user customers may purchase and accept products from us and as a result, our operating results may vary significantly and may be adversely affected.

We currently rely on a single contract manufacturer to manufacture our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our business.

We rely on Jabil Circuit, Inc., or Jabil, to manufacture substantially all of our products. We recently transitioned our manufacturing to Jabil in an effort to expand and upgrade our manufacturing, systems assembly, testing and order fulfillment capabilities. We entered into a manufacturing services agreement with Jabil in April 2013 with an initial term of one year, and the agreement automatically renews for additional one-year terms, unless it is terminated by either party by giving at least six months written notice before the end of the then-current term. In addition, either party may terminate the agreement (i) for convenience upon nine months written notice by Jabil or upon six months written notice by us, (ii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iii) immediately upon the bankruptcy or insolvency of the other party, or (iv) upon a change of control of either party, subject to applicable notice periods.

Our reliance on Jabil reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. For example, we have experienced certain product quality issues and delays in delivery of our products to our end-user customers in the second and third quarters of 2013, and such delays may continue to occur in the future. If we fail to manage our relationship with Jabil effectively, or if Jabil experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in Jabil’s financial or business condition could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we do not effectively manage the transition of our manufacturing to Jabil, if we experience increased demand that Jabil is unable to fulfill, or if Jabil is unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

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

As of September 28, 2013, we had 14 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of September 28, 2013, we had 24 pending U.S. patent applications and six corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Our business depends on the overall demand for information technology, network infrastructure and the market for network analysis, compliance and security tools. In addition, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the ongoing debt concerns in many countries in Europe have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Concerns have been raised as to the financial, political and legal ineffectiveness of measures taken to date. Continuing or worsening economic instability in Europe and elsewhere could adversely impact spending for IT, network infrastructure and network analysis, compliance and security tools. Although we do not believe that our business and operating results have been adversely affected by the economic uncertainty in Europe through September 28, 2013, deterioration of economic conditions in Europe or elsewhere may harm our business and operating results in the future.

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

From time to time, the average selling price of our products has decreased. In the future, it is possible that the average selling prices of our products will decrease in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Such pricing pressures may also be dependent upon the mix of products sold, the mix of revenue between products and services and the degree to which products and services are bundled and sold together for a package price. Therefore, in order to maintain our profitability, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so would cause our revenue and gross profits to decline, which would harm our business and operating results. In addition, we may experience substantial period-to-period fluctuations in future operating results in the event we experience an erosion of our average selling prices.

Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.

We rely on revenue from support services which may decline, and because we recognize revenue from support services over the term of the relevant service period, downturns or upturns in sales of support services are not immediately reflected in full in our operating results.

Although our services revenue has historically accounted for a small percentage of our revenue, it may become a more meaningful part of revenue over time. Sales of new or renewal services contracts may decline and fluctuate as a result of a number of factors, including end-user customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our end-user customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize services revenue over the term of the relevant service period, which is typically twelve months. As a result, some of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewed service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our operating results until future periods. Our services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and operating results. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, the location in which we have a substantial presence and need for highly-skilled personnel. In addition, a large portion of our employee base is substantially vested in significant stock option grants and restricted stock unit awards, or have received payments from the settlement of their performance units following our initial public offering, or IPO. The receipt of shares of common stock upon the exercise of options or the settlement of restricted stock units and the ability to sell their stock on the public market may lead to a larger than normal turnover rate. We intend to issue stock options and restricted stock units as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under U.S. generally accepted accounting principles, or GAAP, to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, long-lived assets, excess and obsolete inventory write-downs, warranty reserves and accounting for income taxes including deferred tax assets and liabilities.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restrictions of Hazardous Substances Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose, and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

Risks Relating to Owning Our Common Stock

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Our share price has been and may continue to be volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $23.02 to $41.81 through September 28, 2013. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. There were 30,491,907 shares of common stock outstanding as of September 28, 2013. Of these shares, the 12,862,500 shares of our common stock sold in our IPO and our follow-on public offering are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.

All of our officers, directors, 5% stockholders and certain other holders of shares of our outstanding common stock or securities convertible into or exchangeable for shares of our common stock have agreed with the underwriters of our IPO, subject to certain exceptions, not to dispose of or hedge any of their common stock before December 8, 2013, except with the prior written consent of Goldman, Sachs & Co. Additionally, our officers, directors and holders selling our common stock in our follow-on public offering have agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock before January 20, 2013, except with the prior written consent of Goldman, Sachs & Co.

After these lock-up agreements expire, all shares currently subject to the lock-up restrictions will be eligible for sale in the public market, a substantial majority of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

In addition, we have filed a registration statement to register the 8,336,075 shares subject to options or restricted stock units that are currently outstanding or that are reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts have only recently commenced research coverage of us. In the event securities or industry analysts who cover our company downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The concentration of ownership among our existing directors, executive officers and principal stockholders will provide them, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 60.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 28, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends in the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

Option and Common Stock Issuances

During the three months ended September 28, 2013, we issued an aggregate of 16,120 shares of common stock that were not registered under the Securities Act to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $0.1 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

b) Use of Proceeds

On June 11, 2013, our registration statement on Form S-1 (File No. 333-182662) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 7,762,500 shares of our common stock, including 1,012,500 shares of common stock registered for sale by us upon the full exercise of the underwriters’ overallotment option and 2,250,000 shares of our common stock sold on behalf of our selling stockholders, at the initial public offering price of $19.00 per share. The underwriters of the offering were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc. and Raymond James & Associates, Inc. The offering commenced as of June 12, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On June 17, 2013, we closed the sale of such shares, resulting in net proceeds to us of $93.4 million after deducting underwriting discounts and commissions of $7.3 million and other offering expenses of approximately $4.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. Following our initial public offering, we paid an aggregate of $20.4 million to satisfy our obligations to holders of performance units under our 2009 Performance Unit Plan, who are primarily our employees and directors, based on the initial public offering price of $19.00 per share.

On October 22, 2013, our registration statement on Form S-1 (File No. 333-191581) was declared effective by the Securities and Exchange Commission for our follow-on public offering pursuant to which we registered an aggregate of 5,100,000 shares of our common stock, including 4,800,000 shares of our common stock sold on behalf of our selling stockholders, at the public offering price of $38.50 per share. The underwriters of the offering were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Raymond James & Associates, Inc., Pacific Crest Securities LLC and William Blair & Company, L.L.C. The offering commenced as of October 23, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On October 28, 2013, we closed the sale of such shares, resulting in net proceeds to us of $10.2 million after deducting underwriting discounts and commissions of $0.5 million and other offering expenses of approximately $0.9 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

We held the proceeds received from our initial public offering and follow-on public offering as cash, cash equivalent and investments and intend to continue to invest the funds in short-term marketable securities, including U.S. government, government agency, and corporate debt securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 12, 2013 pursuant to Rule 424(b) or from our follow-on public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 23, 2013 pursuant to Rule 424(b).

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

GIGAMON INC.
Date:	November 6, 2013	/s/ PAUL A. HOOPER
Paul A. Hooper
Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2013	/s/ DUSTON M. WILLIAMS
Duston M. Williams
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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