Form 10-Q
period 2014-03-29
Gigamon Inc.
filed 2014-05-08
CIK 1484504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission File Number: 001-35957

Gigamon Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3963351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3300 Olcott Street, Santa Clara, California 95054

(Address of principal executive offices and Zip Code)

(408) 831-4000

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

As of April 30, 2014, there were 31,901,500 shares of the registrant’s common stock outstanding.

Gigamon Inc.

Form 10-Q

For the Quarterly Period Ended March 29, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gigamon Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 29, 2014	December 28, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,712	$79,908
Short-term investments	86,960	58,242
Accounts receivable, net of allowance of $0 as of March 29, 2014 and December 28, 2013	16,322	24,528
Inventories, net	1,557	1,484
Deferred tax assets	6,895	3,574
Prepaid expenses and other current assets	5,787	5,606
Total current assets	173,233	173,342
Property and equipment, net	6,004	4,389
Deferred tax assets, non-current	17,713	17,315
Other assets	517	471
TOTAL ASSETS	$197,467	$195,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,659	$1,405
Accrued liabilities	17,146	22,401
Deferred revenue	39,436	37,592
Gigamon LLC members’ distribution payable	-	476
Total current liabilities	58,241	61,874
Deferred revenue, non-current	10,082	9,884
Other liabilities, non-current	949	321
TOTAL LIABILITIES	69,272	72,079

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of March 29, 2014 and December 28, 2013	-	-
Common stock—$0.0001 par value; 1,000,000 shares authorized, 31,875 shares and 31,152 shares issued and outstanding as of March 29, 2014 and December 28, 2013, respectively	3	3
Treasury stock—No par value; 8,110 shares authorized and outstanding as of March 29, 2014 and December 28, 2013	(12,469)	(12,469)
Additional paid-in capital	157,793	144,810
Accumulated other comprehensive income	15	23
Accumulated deficit	(17,147)	(8,929)
TOTAL STOCKHOLDERS’ EQUITY	128,195	123,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,467	$195,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Product	$20,080	$17,519
Services	11,680	8,294
Total revenue	31,760	25,813
Cost of revenue:
Product	7,005	4,724
Services	1,580	653
Total cost of revenue	8,585	5,377
Gross profit	23,175	20,436
Operating expenses:
Research and development	10,938	5,671
Sales and marketing	18,170	12,421
General and administrative	6,005	3,509
Total operating expenses	35,113	21,601
Loss from operations	(11,938)	(1,165)
Interest income	61	2
Other expense, net	(41)	(7)
Loss before income tax benefit (provision)	(11,918)	(1,170)
Income tax benefit (provision)	3,700	(29)
Net loss	(8,218)	(1,199)
Accretion of preferred stock to redemption value and issuance costs	-	(585)
Loss distributable to preferred stockholders	-	569
Net loss attributable to common stockholders	$(8,218)	$(1,215)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.26)	$(0.07)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	31,734	17,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(8,218)	$(1,199)
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments, net of taxes	(8)	-
Comprehensive loss	(8,226)	(1,199)
Accretion of preferred stock to redemption value and issuance costs	-	(585)
Loss distributable to preferred stockholders	-	569
Comprehensive loss attributable to common stockholders	$(8,226)	$(1,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(8,218)	$(1,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	983	549
Stock-based compensation expense	7,858	1,593
Deferred income taxes	(3,719)	-
Inventory write-down	1,810	257
Changes in operating assets and liabilities:
Accounts receivable	8,206	6,746
Inventories	(247)	1,206
Prepaid expenses and other assets	(783)	(738)
Accounts payable	47	(1,640)
Accrued liabilities and other liabilities	(6,179)	(908)
Deferred revenue	2,042	4,387
Net cash provided by operating activities	1,800	10,253

Cash flows from investing activities:
Purchases of short-term investments	(34,430)	-
Proceeds from sales of short-term investments	1,000	-
Proceeds from maturities of short-term investments	5,075	-
Purchases of property and equipment	(2,269)	(949)
Net cash used in investing activities	(30,624)	(949)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	3,863	-
Proceeds from exercise of stock options	2,881	-
Costs paid for initial public offering and follow-on public offering	(8)	(34)
Shares repurchased for tax withholdings on vesting of restricted stock units and stock option exercises	(1,632)	-
Distribution of income to Gigamon LLC members	(476)	(4,821)
Net cash provided by (used in) financing activities	4,628	(4,855)
Net (decrease) increase in cash and cash equivalents	(24,196)	4,449
Cash and cash equivalents at beginning of period	79,908	18,675
Cash and cash equivalents at end of period	$55,712	$23,124

Non-cash Investing and Financing Activities:
Unpaid property and equipment purchases	$690	$-
Accretion of preferred stock to redemption value and issuance costs discount	$-	$585
Unpaid deferred offering costs	$-	$540

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

2. Significant Accounting Policies

Basis of Presentation

The Company prepared its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

The Company has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2014 is a 52-week fiscal year ending on December 27, 2014 and each quarter therein is a 13-week quarter.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of March 29, 2014, its results of operations, comprehensive loss and cash flows in the three months ended March 29, 2014 and March 30, 2013. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three month periods are also unaudited. The fiscal year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash Equivalents and Marketable Securities

All highly liquid marketable securities with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under accumulated other comprehensive income. All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense, net in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The majority of the Company’s cash, cash equivalents and short-term investments are held or managed by a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Customers that represented more than 10% of total revenue and accounts receivable are the following:

	Three Months Ended
	March 29, 2014	March 30, 2013
Percent of Total Revenue:
Customer A (distributor)	45%	57%
Customer B (distributor)	19%	*

	As of
	March 29, 2014	December 31, 2013
Percent of Accounts Receivable:
Customer A (distributor)	26%	23%
Customer B (distributor)	29%	11%
* Less than 10%

In the three months ended March 29, 2014 and March 30, 2013, no end-user customer accounted for 10% or more of total revenue. As of March 29, 2014 and December 28, 2013, no end-user customer accounted for 10% or more of total accounts receivable.

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

In the three months ended March 29, 2014, the Company recognized a $1.8 million inventory write-down within cost of revenue and a $0.4 million benefit from the sale of previously written-down inventory. In the three months ended March 30, 2013, the Company recognized a $0.3 million inventory write-down and a $0.3 million benefit from the sale of previously written-down inventory.

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

When the Company enters in arrangements to provide more than one product or service (“multiple deliverables”), these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. The Company has established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market and the Company does not consider its products to be similar to or interchangeable with its competitors’ products in standalone sales to similarly situated customers. For deliverables with no established VSOE, the Company determines the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. The Company monitors and evaluates BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

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

Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheets. As of March 29, 2014 and December 28, 2013, deferred product costs were $1.4 million and $0.9 million, respectively.

Shipping and handling costs are recorded in cost of revenue in the period products are shipped to customers.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warranty

The Company provides five-year warranties on its products against defects in manufacturing. The Company accrues for potential liability claims as a component of cost of product revenue based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The accrued warranty balance is reviewed periodically for adequacy and is included in accrued liabilities and in other non-current liabilities on the condensed consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), is measured and recognized in the condensed consolidated financial statements based on fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to the Company’s limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of a peer group of publicly traded companies. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expense for performance-based awards are recognized when the issuance of the underlying awards are probable. Expense for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors.

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

Effective upon the completion of the LLC Conversion, the Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Accordingly, the Company assessed the need for a valuation allowance based on the ASC 740 more-likely-than-not realization threshold criterion. Consideration was given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards expiring, and tax planning alternatives. Based on the Company’s evaluation, the weight of positive evidence currently supports the realization of the deferred tax assets on a more-likely-than-not basis. The Company will make this determination each quarter and if the results in the future do not support the realizability on a more-likely-than-not basis, a valuation allowance could be recorded in the near term. Significant judgment was required to determine whether a valuation allowance was necessary and the amount of such valuation allowance, if appropriate.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Effective January 2014, the Company adopted, on a prospective basis, the new accounting standard update that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this accounting guidance does not have a significant impact on the Company’s condensed consolidated financial statements as of March 29, 2014.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss comprises all components of net loss and all components of other comprehensive loss within stockholders’ equity. The Company’s other comprehensive loss includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued an accounting standard update to specify that service concession arrangements (1) should not be accounted for as leases and (2) do not constitute property, plant and equipment for recognition purposes. The guidance is effective for fiscal years and interim periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash, Cash Equivalents and Short-Term Investments

The Company measures its financial instruments at fair value on a recurring basis. The components of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	As of March 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$54,170	$54,170	$—	$—
Total cash equivalents	54,170	$54,170	$—	$—
Cash	1,542
Total cash and cash equivalents	$55,712
Short-term investments:
Corporate debt securities	$54,456	$—	$54,456	$—
U.S. agency debt securities	24,510	—	24,510	—
U.S. government securities	7,994	—	7,994	—
Total short-term investments	$86,960	$—	$86,960	$—

		Fair Value Measured Using
	As of December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$79,100	$79,100	$—	$—
Corporate debt securities	501	—	501	—
Total cash equivalents	79,601	$79,100	$501	$—
Cash	307
Total cash and cash equivalents	$79,908
Short-term investments:
Corporate debt securities	$42,210	$—	$42,210	$—
U.S. agency debt securities	11,035	—	11,035	—
U.S. government securities	4,997	—	4,997	—
Total short-term investments	$58,242	$—	$58,242	$—

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

Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the three months ended March 29, 2014 and March 30, 2013. As of March 29, 2014 and December 28, 2013, the Company had no liabilities measured at fair value.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments measured at amortized costs, gross unrealized gain, gross unrealized loss and fair value by significant investment categories are summarized as follows (in thousands):

	As of March 29, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$54,170	$—	$—	$54,170
Cash	1,542	—	—	1,542
Total cash and cash equivalents	$55,712	$—	$0	$55,712
Short-term investments:
Corporate debt securities	$54,446	$40	$(30)	$54,456
U.S. agency debt securities	24,517	3	(10)	24,510
U.S. government securities	7,983	11	—	7,994
Total short-term investments	$86,946	$54	$(40)	$86,960

The Company’s realized gain was immaterial in the three months ended March 29, 2014. There were no securities in a continuous loss position for 12 months or longer as of March 29, 2014 and December 28, 2013.

The contractual maturity dates of the Company’s cash, cash equivalents and short-term investments were summarized as follows (in thousands):

	As of
	March 29, 2014	December 28, 2013
Due within one year	$99,538	$100,674
Due between one and five years	41,592	37,169
Total	141,130	137,843
Cash	1,542	307
Total	$142,672	$138,150

4. Balance Sheet Components

Inventories

Inventories are comprised of the following (in thousands):

	As of
	March 29, 2014	December 28, 2013
Raw materials	$170	$59
Finished goods	1,387	1,425
Total inventories	$1,557	$1,484

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	As of
	March 29, 2014	December 28, 2013
Accrued employee related costs	$6,369	$10,067
Accrued inventory and other purchases	3,798	2,961
Accrued professional services	1,248	1,028
Accrued employee stock purchase plan contributions	1,049	3,558
Accrued payroll and other taxes	948	1,908
Accrued warranty, current	376	384
Accrued cooperative marketing funds	306	303
Income taxes payable	223	196
Sales return reserve	126	191
Other accruals	2,703	1,805
Total accrued liabilities	$17,146	$22,401

Accrued Warranty

The following table presents the activity related to the current and non-current product warranty within accrued liabilities and other non-current liabilities (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$686	$350
Accrual for warranties issued during the period	187	116
Adjustments to warranty accrued	(3)	46
Actual costs incurred	(192)	(97)
Balance at end of period	$678	$415

	As Of
	March 29, 2014	December 28, 2013
Reported as:
Current	$376	$384
Non-current	302	302
Total accrued warranty	$678	$686

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses from available-for-sale securities.

The following summarizes the activity within accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income
	Net Unrealized Gains	Income Tax Provision	Net Unrealized Gains, net of tax
Balance as of December 28, 2013	$23	$—	$23
Change in net unrealized gains	(8)	—	(8)
Net gains reclassified into other expense, net	—	—	—
Other comprehensive loss	(8)	—	(8)
Balance as of March 29, 2014	$15	$—	$15

5. Related Party Transactions

Gigamon LLC Members’ Distribution Payable

Prior to the LLC Conversion on May 31, 2013, the Company allocated its adjusted net income (loss) to the holders of its outstanding equity (hereafter referred to as the members) pro rata based upon each member’s pro rata equity ownership, pursuant to the LLC Agreement and distributed a portion of the allocated earnings to its members, as approved by its Board of Directors (the “Board”).

As of March 29, 2014 and December 28, 2013, the Gigamon LLC members’ distribution payable balance was zero and $0.5 million, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases office space for its existing headquarters, in Santa Clara, California, and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through March 2018. The Company has also entered into lease agreements for additional office space for sales offices in Australia, New York, Virginia, China, Japan, Hong Kong, Russia and Singapore. The Company’s lease on its former headquarters in Milpitas, California terminates at the end of June 2014. The Company recognizes rent expense on a straight–line basis over the lease period.

Rent expense related to the Company’s operating leases was $0.8 million and $0.2 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 29, 2014 were as follows (in thousands):

Fiscal Year:
2014 (remaining nine months)	$1,242
2015	3,139
2016	3,223
2017	3,315
2018	972
Thereafter	43
$11,934

Purchase Commitments

As of March 29, 2014 and December 28, 2013, the Company’s purchase orders for inventories and related components totaled $6.4 million and $7.5 million, respectively.

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

7. Preferred Stock and Stockholders’ Equity

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

Follow-On Public Offering

On October 28, 2013, the Company completed its follow-on public offering, in which 5,100,000 shares of its common stock were sold at a public offering price of $38.50 per share. The Company sold 300,000 shares of common stock and the Company’s selling stockholders sold 4,800,000 shares of common stock, which included 293,718 shares of common stock issued upon the exercise of options by certain selling stockholders, with an aggregate exercise price of $1.3 million, at a public offering price of $38.50 per share.

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

As of March 29, 2014, the Company had 31,874,708 shares of common stock issued and outstanding.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock

The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 29, 2014, the Company had no shares of preferred stock issued or outstanding.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares was initially authorized for future issuance and the number of authorized shares under the ESPP is subject to increase on an annual basis. In the three months ended March 29, 2014, the Board authorized an additional 439,422 shares of common stock for future issuance under the ESPP. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In the three months ended March 29, 2014, 242,278 shares of common stock were issued under the ESPP at $16.15 per share.

Equity Award Plans

The Company maintains two stock-based compensation plans: the 2013 Equity Incentive Plan (the “2013 Equity Plan”) and the 2012 Unit Option Plan (the “2012 Plan”). The 2013 Equity Plan serves as the successor to the 2012 Plan and permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to employees, directors and consultants of the Company. The 2013 Equity Plan is authorized to issue up to a maximum of 4,394,221 shares of common stock for future issuance, including 1,464,740 shares of common stock authorized by the Board in the three months ended March 29, 2014, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s following fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. As of March 29, 2014, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 1,242,705 shares and 3,153,730 shares of the Company’s common stock, respectively.

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

The following table summarizes the stock option activity related to shares of common stock under the Company’s Option Plans:

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Number of Stock Options Outstanding	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — December 28, 2013	3,378,303	$9.77	8.78	$62,725
Stock options granted	242,621	$30.44
Stock options exercised	(408,724)	$7.08
Stock options cancelled	(74,804)	$9.20
Balance — March 29, 2014	3,137,396	$11.74	8.58	$56,502
Vested and expected-to-vest — March 29, 2014	2,986,654	$11.58	8.58	$54,254
Exercisable — March 29, 2014	808,890	$7.00	8.48	$18,332

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $29.66 and $28.29 as of March 29, 2014 and December 28, 2013, respectively, for the total number of underlying options. Weighted-average fair value per share for stock option awards vested in the three months ended March 29, 2014 and March 30, 2013 was $11.48 and $7.60, respectively. As of March 29, 2014 and December 28, 2013, there were 23,088 shares and 39,998 shares of common stock subject to stock options with performance-based vesting criteria.

In the three months ended March 29, 2014, the Company modified certain stock option grants covering 10,666 shares of common stock to restrict these options to cash settlement upon future exercises, for which these stock options are marked-to-market as of each balance sheet until their settlement dates. Stock-based compensation recognized in connection with these modified stock options was immaterial in the three months ended March 29, 2014. As of March 29, 2014, unrecognized stock-based compensation expense related to these modified stock options was immaterial.

Restricted Stock Units

RSUs generally vest over a period of three to four years. RSU vesting periods generally commence on the grant date or on the first anniversary of the grant date. The vesting is subject to the employee’s continuing service with the Company over that period. Until vested, RSUs do not have the voting or dividend participation rights of the Company’s common stock and the shares of the Company’s common stock underlying the awards are not considered issued and outstanding. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant.

The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Award	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance — December 28, 2013	840,949	$21.00	1.40	$23,790
RSUs granted	586,040	$30.63
RSUs released	(123,669)	$16.26
RSUs cancelled	(44,281)	$21.68
Balance — March 29, 2014	1,259,039	$25.93	1.64	$37,343
Vested and expected-to-vest — March 29, 2014	1,157,454	$25.81	1.59	$34,330

Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $29.66 and $28.29 as of March 29, 2014 and December 28, 2013, respectively, for the total number of underlying RSUs.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

Three Months Ended
	March 29, 2014	March 30, 2013
Stock option awards:
Expected term (in years)	6.0-6.1	5.8-6.1
Risk-free interest rate	1.8%-1.9%	1.0%
Expected volatility	61.9%	63.8%
Expected dividend rate	—%	—%
Grant date fair value per award	$17.32-$32.06	$9.44-$9.61
ESPP purchase rights:
Expected term (in years)	0.5-2.0	—
Risk-free interest rate	0.1%-0.3%	—
Expected volatility	44.8%-52.7%	—
Expected dividend rate	—%	—%
Grant date fair value per share	$8.23-$13.06	—

The following table presents the stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of revenue	$448	$18
Research and development	2,599	309
Sales and marketing	2,773	429
General and administrative	2,038	837
Total stock-based compensation expense	$7,858	$1,593

As of March 29, 2014, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, of $11.5 million, $22.6 million and $4.2 million, respectively, will be amortized over a weighted-average remaining period of 1.3 years, 1.6 years and 1.1 years, respectively. There was no capitalized stock-based compensation expense for any period presented.

8. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan were $0.7 million and $0.5 million for the three months end March 29, 2014 and March 30, 2013, respectively.

9. Income Tax

The Company recorded an income tax benefit of $3.7 million in the three months ended March 29, 2014. The effective tax rate of 31.0% in the three months ended March 29, 2014 primarily represents the impact of the year-to-date pre-tax net loss, adjusted for permanent differences and foreign income taxed at local statutory rates. In the three months ended March 30, 2013, the Company was a Delaware limited liability company, a pass-through entity for tax purposes, and was not subject to U.S. federal or state income taxes.

The Company concluded that a valuation allowance was not necessary for the total deferred tax assets of $24.6 million as of March 29, 2014 as it is more likely than not that such deferred tax assets will be realized in the future based on the Company’s past profitability and expected future earnings.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 29, 2014, the Company had $0.4 million of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.

The Company files annual income tax returns in multiple taxing jurisdictions on a worldwide basis. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of March 29, 2014, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

10. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding for the period.

Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive securities outstanding during the period, including stock options, RSUs and ESPP purchase rights. The computation of diluted net loss per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding awards is computed using the treasury stock method. Prior to the Company’s IPO in June 2013, the Company’s diluted net income (loss) per share calculation excluded stock options and RSUs with vesting contingent upon an IPO or a liquidity event as the IPO did not occur until June 2013. In periods when the Company incurred a net loss, potential dilutive securities outstanding were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was antidilutive.

Effective June 17, 2013, all shares of then-outstanding redeemable convertible preferred stock were converted to common stock and are included in the weighted-average shares used to compute net loss per share starting from the conversion date. The Series A Conversion did not occur until June 2013, therefore, net loss per share in the three months ended March 30, 2013 was presented in conformity with the two-class method as the then-outstanding Series A was considered a participating security due to its rights of cumulative preferred return. Under the two-class method, net income (loss) is allocated between common stock and other participating securities based on their participating rights. Accordingly, loss allocated or distributed to redeemable convertible preferred stock and the related number of outstanding shares of redeemable convertible preferred stock have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 30, 2013.

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net loss attributable to common stockholders	$(8,218)	$(1,215)
Denominator:
Weighted average shares used for basic and diluted net loss per share computation	31,734	17,300
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.07)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Redeemable convertible Series A	—	8,110
Equity awards to purchase common stock	4,399	3,070

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or plans for levels or components below the consolidated unit level. Accordingly, the Company operates as a single reportable segment.

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
United States	$23,125	$16,857
Rest of Americas	2,910	2,208
Europe, Middle East and Africa	3,753	3,397
Asia Pacific	1,972	3,351
Total	$31,760	$25,813

The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	March 29, 2014	December 28, 2013
United States	$5,807	$4,203
Other	197	186
Total	$6,004	$4,389

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We have developed an innovative solution that delivers pervasive and dynamic intelligent visibility of traffic across networks. Our solution, which we refer to as our Traffic Visibility Fabric, consists of distributed network appliances that enable an advanced level of visibility, modification and control of network traffic. Our Traffic Visibility Fabric enables IT organizations to forward traffic from network and server infrastructure to management, analysis, compliance and security tools in a manner that is optimized for specific uses or functions.

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

In fiscal 2014, we launched NetFlow Generation, a new GigaSMART application, as well as GigaVUE-HC2, our latest Visibility Fabric platform, which offers increased agility and versatility when combined with our GigaSMART applications.

Our revenue increased from $25.8 million in the three months ended March 30, 2013 to $31.8 million in the three months ended March 29, 2014, representing 23% growth. Net loss attributable to common stockholders was $8.2 million in the three months ended March 29, 2014, compared to $1.2 million in the three months ended March 30, 2013. We generated positive net operating cash flows of $1.8 million and $10.3 million in the three months ended March 29, 2014 and March 30, 2013, respectively.

Key Performance Indicators of Our Business

We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Key Performance Indicators:
Revenue	$31,760	$25,813
Gross margin	73%	79%
Loss from operations	$(11,938)	$(1,165)
Deferred revenue	$49,518	$35,207

Revenue. We monitor our revenue to assess the acceptance of our products by our end-user customers and growth in the markets we serve.

Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our end-user customers.

Loss from operations. We monitor our operating results to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount.

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

Cost of revenue

Our cost of revenue is comprised of the following:

Cost of product revenue. Cost of product revenue is comprised primarily of the costs associated with manufacturing our products, including third-party hardware manufacturing costs; personnel costs for salary, benefits, bonuses and stock-based compensation expense; shipping costs; allocated costs of facilities and information technology; any excess inventory write-downs; and warranty costs and other related expenses. We expect cost of product revenue to increase in absolute dollars in connection with the anticipated increase in product revenue.

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

Gross profit and gross margin

Gross profit has been and will continue to be affected by a variety of factors including shipment volumes, changes in the mix of products and services sold, changes in our product costs including any excess inventory write-downs, new product introductions and upgrades to existing products, changes in customer mix, changes in pricing and the extent of customer rebates and incentive programs. We expect our gross margin to fluctuate over time depending on a variety of factors, including those described above, and may decrease over the longer-term in the event that we experience additional competitive pricing pressure.

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salary, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. From December 28, 2013 through March 29, 2014, we increased headcount attributable to our operating expenses from 326 to 361. We expect operating expenses to increase in absolute dollars, for the remainder of 2014, in line with our anticipated revenue growth.

Research and development. Our research and development efforts are focused on new product development and on developing additional functionality for our existing products. Research and development expenses primarily consist of personnel costs, and to a lesser extent, prototype materials, allocated costs of facilities and information technology and product certification. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance our existing products.

Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and primarily consist of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: North America, Europe and Asia Pacific. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts domestically and internationally to help drive increased revenue.

General and administrative. General and administrative expenses primarily consist of personnel costs and allocated costs of facilities and information technology related to our executive, finance, human resources and legal functions, as well as professional services costs. Professional services costs primarily consist of outside legal and accounting services. We have incurred and expect to continue to incur expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations.

Interest income and other expense, net

Interest income consists primarily of income earned on our invested cash, cash equivalents and short-term investments. We expect interest income to increase modestly depending on our average invested balances during the period and market interest rates.

Other expense, net consists primarily of foreign currency exchange losses related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.

Income tax benefit (provision)

On May 31, 2013, we converted from a Delaware limited liability company (a pass through entity not subject to U.S. federal and state income taxes) to a Delaware corporation. Accordingly, following such conversion, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, as amended, and, therefore, have become subject to both federal and state income taxes.

As a corporation, we record deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Accordingly, we consider all positive and negative evidence related to the realization of the deferred tax assets based on a more-likely-than-not realization threshold criterion. Based on our evaluation, the weight of positive evidence currently supports the realization of the deferred tax assets on a more-likely-than-not basis. We will make this determination each quarter and if the results in the future do not support the realizability on a more-likely-than-not basis, a valuation allowance could be recorded in the near term. Significant judgment was required to determine whether a valuation allowance was necessary and the amount of such valuation allowance, if appropriate.

We are also subject to state taxes in certain states that may assess capital taxes or taxes based on gross receipts. We also have a subsidiary in a foreign jurisdiction, which is subject to income taxes in the jurisdictions in which it operates.

Stock-based compensation expense and other charges

Prior to our IPO, we granted restricted stock units (“RSUs”) and stock option awards (together, the “IPO Awards”) that were subject to the completion of our IPO. In addition, upon the completion of our IPO in June 2013, we began offering eligible employees the opportunity to purchase shares under our 2013 Employee Stock Purchase Plan (the “ESPP”). Accordingly, prior to the second quarter of fiscal 2013, we did not record any stock-based compensation associated with the IPO Awards and the ESPP purchase rights. Total stock-based compensation expense, net of estimated forfeitures, was $7.9 million and $1.6 million in the three months ended March 29, 2014 and March 30, 2013, respectively. In addition, payroll taxes related to stock-based compensation were $0.8 million in the three months ended March 29, 2014. As of March 29, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, was $38.3 million.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended
	March 29, 2014	March 30, 2013

Consolidated Statement of Operations Data:
Revenue:
Product	$20,080	$17,519
Services	11,680	8,294
Total revenue	31,760	25,813

Cost of revenue:
Product	7,005	4,724
Services	1,580	653
Total cost of revenue	8,585	5,377
Gross profit	23,175	20,436

Operating expenses:
Research and development	10,938	5,671
Sales and marketing	18,170	12,421
General and administrative	6,005	3,509
Total operating expenses	35,113	21,601
Loss from operations	(11,938)	(1,165)
Interest income	61	2
Other expense, net	(41)	(7)
Loss before provision for income taxes	(11,918)	(1,170)
Income tax benefit (provision)	3,700	(29)
Net loss	$(8,218)	$(1,199)

Net loss includes stock-based compensation expense allocated as follows:
Stock-based compensation expense:
Cost of revenue	$448	$18
Research and development	2,599	309
Sales and marketing	2,773	429
General and administrative	2,038	837
Total stock-based compensation expense	$7,858	$1,593

Percentage of Total Revenue:
Revenue:
Product	63%	68%
Services	37%	32%
Total revenue:	100%	100%
Cost of revenue	27%	21%
Gross margin	73%	79%

Operating expenses:
Research and development	34%	22%
Sales and marketing	57%	48%
General and administrative	20%	14% %
Total operating expenses	111%	84% %
Loss from operations	(38)%	(5)%
Interest income	0%	0%
Other expense, net	(0)%	(0)%
Loss before income tax benefit (provision)	(38)%	(5)%
Income tax benefit (provision)	12%	(0)%
Net loss	(26)%	(5)%

Comparison of the three months ended March 29, 2014 and March 30, 2013

Revenue

	Three Months Ended
	March 29, 2014	March 30, 2013	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$20,080	$17,519	$2,561	15%
Services	11,680	8,294	3,386	41%
Total revenue	$31,760	$25,813	$5,947	23%

Product revenue increased $2.6 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013, primarily due to an increase in the volume of sales from our high-density products, or H-Series products. Revenue from our H-Series products was $13.4 million in the three months ended March 29, 2014, compared to $9.3 million in the three months ended March 30, 2013, partially offset by a decrease in revenue from our G-Series products.

Services revenue increased $3.4 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013, primarily due to the growth in our installed base at our existing end-user customers and also due to an increase in the total number of end-user customers under maintenance and support contracts, which was driven by higher product sales.

Cost of revenue and gross margin

	Three Months Ended
	March 29, 2014	March 30, 2013	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$7,005	$4,724	$2,281	48%
Services	1,580	653	927	142%
Total cost of revenue	$8,585	$5,377	$3,208	60%

Gross margin:
Product	65%	73%
Services	86%	92%
Total gross margin	73%	79%

Total gross margin decreased to 73% in the three months ended March 29, 2014, compared to 79% in the three months ended March 30, 2013, primarily due to a $1.8 million inventory write-down in the three months ended March 29, 2014.

Product gross margin decreased to 65% in the three months ended March 29, 2014 from 73% in the three months ended March 30, 2013, primarily attributable to a $1.8 million inventory write-down, as determined based on expected forecast, partially offset by a $0.4 million benefit from the sale of previously written-down inventory, in the three months ended March 29, 2014. In the three months ended March 30, 2013, we recorded a $0.3 million inventory write-down, offset by a $0.3 million benefit from the sale of previously written-down inventory.

Services gross margin decreased to 86% in the three months ended March 29, 2014 from 92% in the three months ended March 30, 2013, primarily due to a $0.6 million increase in personnel costs and allocated costs to support the higher number of maintenance and support contracts and a $0.2 million increase in stock-based compensation.

Operating expenses

	Three Months Ended
	March 29, 2014	March 30, 2013	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$10,938	$5,671	$5,267	93%
Sales and marketing	18,170	12,421	5,749	46%
General and administrative	6,005	3,509	2,496	71%
Total operating expenses	$35,113	$21,601	$13,512	63%

Research and development expenses increased $5.3 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase in research and development expenses was primarily due to a $2.7 million increase in stock-based compensation and related payroll tax expenses, a $2.3 million increase in personnel costs and allocated costs primarily driven by increased headcount, a $0.1 million increase in development costs and a $0.1 million increase in depreciation expense.

Sales and marketing expenses increased $5.7 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase in sales and marketing expenses was primarily due to a $2.6 million increase in stock-based compensation and related payroll tax expenses, a $2.2 million increase in personnel costs and allocated costs, primarily driven by increased headcount, a $0.4 million increase in promotional expenses and a $0.3 million increase in employee programs.

General and administrative expenses increased $2.5 million in the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase in general and administrative expenses was primarily due to a $1.3 million increase in stock-based compensation and related payroll expenses, a $0.5 million increase in personnel costs and allocated costs primarily driven by increased headcount, a $0.4 million increase in office expenses and a $0.1 million increase in professional service.

Income Tax Benefit (Provision)

	Three Months Ended
	March 29, 2014	March 30, 2013	Increase	% Increase
	(dollars in thousands)
Income tax benefit (provision)	$3,700	$(29)	$3,729	*

*	Not meaningful

Income tax benefit increased $3.7 million in the three months ended March 29, 2014, compared to the income tax provision recorded in the three months ended March 30, 2013, primarily due to the Company being a taxable entity in the three months ended March 29, 2014 compared to being a pass-through entity for tax purposes, in the three months ended March 30, 2013. The effective tax rate of 31.0% in the three months ended March 29, 2014 primarily represents the impact of the year-to-date pre-tax net loss, adjusted for permanent differences and foreign income taxed at local statutory rates.

Non-GAAP Financial Measures

We report all financial information required in accordance with U.S. generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts, primarily non-cash charges that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense and related payroll taxes in managing our operations. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net (loss) income and non-GAAP net (loss) income per share, which exclude these expenses when evaluating our ongoing operations and allocating resources within the organization.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2014	March 30, 2013
GAAP net loss attributable to common stockholders	$(8,218)	$(1,215)
Stock-based compensation expense	7,858	1,593
Stock-based compensation related payroll taxes	777	—
Accretion of preferred stock to redemption value and issuance costs	—	585
Loss distributable to preferred stockholders	—	(569)
Income tax effect of non-GAAP adjustments	(2,649)	—
Non-GAAP net (loss) income	$(2,232)	$394
Basic and diluted GAAP net loss per share attributable to common stockholders	$(0.26)	$(0.07)
Basic and diluted Non-GAAP net (loss) income per share	$(0.07)	$0.02

Liquidity and Capital Resources

As of March 29, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $142.7 million, the majority of which was held in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of March 29, 2014, we had no material commitments for capital expenditures.

We intend to retain any future earnings to finance the operations and expansion of our business, and we do not currently anticipate paying any cash dividends on our common stock.

Our future capital requirements will depend on many factors, including our results of operations and the expansion of our research and development, sales and marketing and general and administrative functions. Based on our current operating plan, we believe our existing cash, cash equivalents and short-term investments, combined with cash generated from operations, will be sufficient to fund our working capital and operating expenses for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity, or raise funds through debt financing or other sources.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash provided by operating activities	$1,800	$10,253
Cash used in investing activities	$(30,624)	$(949)
Cash provided by (used in) financing activities	$4,628	$(4,855)

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

In the three months ended March 29, 2014, our operating activities generated $1.8 million due to customer receipts of $42.2 million, partially offset by payments of $34.5 million to employees and to other vendors and $5.8 million for inventories. The net loss of $8.2 million in the same period included non-cash charges of $6.9 million. These non-cash charges primarily comprised of stock-based compensation expense of $7.9 million and inventory write-downs of $1.8 million, partially offset by a $3.7 million increase in deferred income taxes. Net changes in operating assets and liabilities was $3.1 million in the three months ended March 29, 2014 primarily due to a $8.2 million decrease in accounts receivable and a $2.0 million increase in deferred revenue primarily driven by the growth of our deferred product revenue, partially offset by a $6.2 million decrease in accrued and other liabilities. Our days sales outstanding (“DSO”) decreased to 47 days as of March 29, 2014 from 52 days as of December 28, 2013, due to the improved shipment linearity.

In the three months ended March 30, 2013, our operating activities generated $10.3 million primarily due to customer receipts of $37.1 million, partially offset by payments of $22.5 million to employees and to other vendors and payments of $4.3 million for inventories. The net loss of $1.2 million included non-cash charges of $2.4 million. These non-cash charges primarily comprised of stock-based compensation of $1.6 million as well as depreciation and amortization expense of $0.5 million. Net changes in operating assets and liabilities was $9.1 million primarily due to a $6.7 million reduction in accounts receivable attributable to the collection of such accounts receivable, which resulted in a reduction of our DSO to 48 days as of March 30, 2013 from 60 days as of December 31, 2012; a $4.4 million increase in deferred revenue due to higher service and product billings as a result of the increase in our installed base; and a $1.2 million decrease in inventories due to higher inventory turnover, partially offset by a $1.6 million decrease in accounts payable and a $0.9 million decrease in accrued liabilities and other liabilities, due to timing of payments.

Cash flows from investing activities

In the three months ended March 29, 2014, cash used in investing activities was $30.6 million attributable to purchases of marketable securities of $34.4 million and $2.3 million used for capital expenditures, offset in part by cash proceeds of $6.1 million from the maturities and the sales of short-term investments. In the three months ended March 30, 2013, cash used in investing activities was $0.9 million primarily attributable to capital expenditures for property and equipment to support the growth of our business.

Cash flows from financing activities

In the three months ended March 29, 2014, cash generated from financing activities was $4.6 million primarily due to net proceeds of $3.9 million from the issuance of common stock pursuant to our ESPP and $2.9 million from stock option exercises, partially offset by $1.6 million in shares repurchased primarily due to tax withholdings upon vesting of RSUs.  We also distributed the final payout of $0.5 million to our Gigamon LLC members pursuant to the LLC agreement.

In the three months ended March 30, 2013, cash used in investing activities was $4.9 million primarily due to a $4.8 million distribution to our Gigamon LLC members pursuant to the LLC agreement.

Contractual Obligations

The following summarizes our contractual obligations as of March 29, 2014:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$2,028	$6,405	$3,470	$31	$11,934
Purchase commitments (2)	6,379	—	—	—	6,379
Total	$8,407	$6,405	$3,470	$31	$18,313

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)

Purchase commitments primarily represent our purchase orders issued to suppliers to purchase inventories and related components. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, operating expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows would be affected.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In the three months ended March 29, 2014 and March 30, 2013, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $142.7 million as of March 29, 2014. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested portion of our funds in short-term investments that are focused on preservation of capital, supporting our liquidity requirements and compliance with the Investment Company Act of 1940. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and for the three months ended March 29, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of December 28, 2013 we had carried out an evaluation under the supervision of, and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2013 due to the existence of a material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of the material weakness discussed below, our management, including our chief executive officer and chief financial officer, had concluded that the consolidated financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 29, 2014 fairly presented, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, we did not maintain effective internal control over financial reporting over the accuracy of the accounting for income taxes related to ESPP-related expenses as of December 28, 2013. Specifically our internal controls with respect to the treatment of ESPP-related expenses for income tax purposes were not designed to effectively account for ESPP-related expenses as a non-deductible expense for income tax provision purposes in accordance with GAAP. This control deficiency resulted in an audit adjustment to our income tax benefits and deferred taxes and the revision of our consolidated financial statements for the interim periods ended June 29, 2013 and September 28, 2013. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We have taken steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

(1) enhancing the comprehensive income tax provision preparation process that we use for our quarterly close process to include additional consideration of ESPP-related expenses included in the stock-based compensation expense, and (2) holding formal meetings during the quarterly close process with our tax advisors to assess and review the treatment of ESPP-related expenses and related support.

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may be completed, and our initiatives may not prove successful in remediating this material weakness. As a result, we concluded that the material weakness identified above continued to exist as of March 29, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, as described above under “Material Weakness in Internal Control over Financial Reporting,” we are taking steps to remediate the material weakness identified above and to remediate the underlying cause of this material weakness.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our product revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of revenue in fiscal 2013 and the three months ended March 29, 2014. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.

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

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $10.9 million, or 34% of our total revenue, in the three months ended March 29, 2014, and $5.7 million, or 22% of our total revenue, in the three months ended March 30, 2013.

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

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we assess the effectiveness of our internal control over financial reporting beginning as of the end of our fiscal year 2014, and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would diminish investor confidence in our financial reporting and require additional financial and management resources, each of which may adversely affect our business and operating results.

In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of our 2013 ESPP related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to correct our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. However, as a result of these revisions, we concluded that a material weakness existed in our internal control over financial reporting as of December 28, 2013 and as of March 29, 2014, related to the accounting for income taxes regarding ESPP-related expenses.

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

Furthermore, we, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting for the fiscal year ended December 28, 2013, in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by the reporting requirements under Section 404 of the Sarbanes-Oxley Act. The standards required for a Section 404 assessment under the Sarbanes-Oxley Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. These stringent standards require that our audit committee be advised and regularly updated on management’s assessment of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to staff our accounting and finance function adequately or maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected which could cause a decline in the market price of our common stock.

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

A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. While most of our sales opportunities are identified and led by our internal sales force, we depend upon our channel partners to manage the sales process through introduction to accounts, the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc. (“GCI”), formerly Interlink Communications Systems, Inc., and Arrow Enterprise Computing Solutions, Inc. (“Arrow”), which we engaged as a distributor in February 2013. GCI accounted for 45% and 57% of our total revenue in the three months ended March 29, 2014 and March 30, 2013, respectively. Arrow accounted for 19% of our total revenue in the three months ended March 29, 2014. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.

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

As we add additional channel partners, particularly in North America where we currently rely primarily on a limited number of distributors, we may not be able enter into arrangements on as favorable terms, including with respect to pricing, which could have an adverse effect on our margins. In addition, most new channel partners could require comprehensive training and may take several months or more to achieve productivity. Furthermore, our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to end-user customers or our channel partners violate laws or our corporate policies. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our sales efforts involve educating our end-user customers about the use and benefits of our solutions, including their technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy has evolved into more of a channel model, utilizing distributors, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales or a material amount of revenue from such sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, have in the past led to, and could continue to result in, long and unpredictable sales cycles. We sell our Traffic Visibility Fabric primarily to enterprise IT departments and service providers. The length of our sales cycles typically ranges from three to six months and has been increasing as the size of our transactions increase. Our sales cycles can be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts in the direction of service providers, the average length of our sales cycles will increase. Furthermore, our sales to federal, state, and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are not able to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close, our operating results may vary significantly and may be materially adversely affected.

We currently rely on a single contract manufacturer to manufacture our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our business.

We rely on Jabil Circuit, Inc. (“Jabil”) to manufacture substantially all of our products. We transitioned our manufacturing to Jabil in an effort to expand and upgrade our manufacturing, systems assembly, testing and order fulfillment capabilities. We entered into a manufacturing services agreement with Jabil in April 2013 with an initial term of one year, and the agreement automatically renews for additional one-year terms, unless it is terminated by either party by giving at least six months written notice before the end of the then-current term. In addition, either party may terminate the agreement (i) for convenience upon nine months written notice by Jabil or upon six months written notice by us, (ii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iii) immediately upon the bankruptcy or insolvency of the other party, or (iv) upon a change of control of either party, subject to applicable notice periods.

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

As of March 29, 2014, we had 16 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of March 29, 2014, we had 29 pending U.S. patent applications and five corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. For example, in the three months ended March 29, 2014, we recorded an inventory write-down of $1.8 million, which reduced our gross margin to 73% in such period, compared to 79% in the three months ended March 30, 2013. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.

We rely on revenue from support services, which may decline, and because we recognize revenue from support services over the term of the relevant service period, downturns or upturns in sales of support services are not immediately reflected in full in our operating results.

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

We have experienced rapid growth over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. In addition, some of the members of our current management team have only been working together for a short period of time. We also anticipate that additional investments in key channel partnerships and direct-sales personnel, as well as infrastructure and research and development spending, will be required to:

•	scale our operations and increase productivity;
•	address the needs of our end-user customers;
•	further develop and enhance our products and services;
•	develop new technology; and
•	expand our markets and opportunities under management, including into new industry verticals and geographic areas.

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

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S. based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (the “EU”), Restrictions of Hazardous Substances Directive (the “RoHS Directive”), and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

We account for income taxes in accordance with GAAP, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences.

The process for calculating and determining deferred tax assets and liabilities involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of March 29, 2014, we had net deferred tax assets of $24.6 million. Significant judgment by our management team is required in determining our income tax benefit (provision), our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Based on our assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance which could negatively impact our financial position and results of operations.

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which will require us to diligence, disclose, and report whether or not our products contain conflict minerals. We must file our initial report with respect to conflict minerals on or prior to May 31, 2016 for the 2015 calendar year. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, on April 27, 2014, we issued a press release announcing our preliminary results for the three months ended March 29, 2014, which were below our previously stated guidance. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Our share price has been and may continue to be volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $14.75 to $41.81 through April 30, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. There were 31,874,708 shares of common stock outstanding as of March 29, 2014, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 30% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 29, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

None.

b) Use of Proceeds

None.

c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned.

GIGAMON INC.

Date:	May 7, 2014	/s/ PAUL A. HOOPER
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2014	/s/ DUSTON M. WILLIAMS
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

*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10‑Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Gigamon Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.