Form 10-Q
period 2014-06-28
Gigamon Inc.
filed 2014-08-08
CIK 1484504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

As of July 31, 2014, there were 32,012,111 shares of the registrant’s common stock outstanding.

Gigamon Inc.

Form 10-Q

For the Quarterly Period Ended June 28, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gigamon Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,923	$79,908
Short-term investments	103,917	58,242
Accounts receivable	17,287	24,528
Inventories, net	7,704	1,484
Deferred tax assets	—	3,574
Prepaid expenses and other current assets	5,849	5,606
Total current assets	165,680	173,342
Property and equipment, net	7,654	4,389
Deferred tax assets, non-current	12	17,315
Other assets	484	471
TOTAL ASSETS	$173,830	$195,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,228	$1,405
Accrued liabilities	17,020	22,401
Deferred revenue	37,750	37,592
Gigamon LLC members’ distribution payable	—	476
Total current liabilities	59,998	61,874
Deferred revenue, non-current	10,293	9,884
Other liabilities, non-current	1,642	321
TOTAL LIABILITIES	71,933	72,079

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of June 28, 2014 and December 28, 2013	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 32,005 shares and 31,152 shares issued and outstanding as of June 28, 2014 and December 28, 2013, respectively	3	3
Treasury stock—No par value; 8,110 shares authorized and outstanding as of June 28, 2014 and December 28, 2013	(12,469)	(12,469)
Additional paid-in capital	163,951	144,810
Accumulated other comprehensive income	50	23
Accumulated deficit	(49,638)	(8,929)
TOTAL STOCKHOLDERS’ EQUITY	101,897	123,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,830	$195,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
		(As Revised)		(As Revised)
Revenue:
Product	$22,544	$23,354	$42,624	$40,873
Services	12,307	9,055	23,987	17,349
Total revenue	34,851	32,409	66,611	58,222
Cost of revenue:
Product	6,281	6,944	13,286	11,668
Services	1,544	1,911	3,124	2,564
Total cost of revenue	7,825	8,855	16,410	14,232
Gross profit	27,026	23,554	50,201	43,990
Operating expenses:
Research and development	10,860	17,097	21,798	22,768
Sales and marketing	19,558	26,114	37,728	38,535
General and administrative	4,446	12,688	10,451	16,197
Total operating expenses	34,864	55,899	69,977	77,500
Loss from operations	(7,838)	(32,345)	(19,776)	(33,510)
Interest income	73	1	134	3
Other income (expense), net	6	(18)	(35)	(25)
Loss before income tax (provision) benefit	(7,759)	(32,362)	(19,677)	(33,532)
Income tax (provision) benefit	(24,727)	22,569	(21,027)	22,540
Net loss	(32,486)	(9,793)	(40,704)	(10,992)
Accretion of preferred stock to redemption value and issuance costs	—	(503)	—	(1,088)
Loss distributable to preferred stockholders	—	538	—	1,107
Net loss attributable to common stockholders	$(32,486)	$(9,758)	$(40,704)	$(10,973)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(1.01)	$(0.51)	$(1.28)	$(0.60)

Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	32,116	19,247	31,895	18,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
		(As Revised)		(As Revised)
Net loss	$(32,486)	$(9,793)	$(40,704)	$(10,992)
Other comprehensive loss:
Change in unrealized gain on available-for-sale investments, net of taxes	35	—	27	—
Comprehensive loss	(32,451)	(9,793)	(40,677)	(10,992)
Accretion of preferred stock to redemption value and issuance costs	—	(503)	—	(1,088)
Loss distributable to preferred stockholders	—	538	—	1,107
Comprehensive loss attributable to common stockholders	$(32,451)	$(9,758)	$(40,677)	$(10,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
		(As Revised)
Cash flows from operating activities:
Net loss	$(40,704)	$(10,992)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,237	1,198
Stock-based compensation expense	13,897	18,290
Deferred income taxes	20,877	(22,583)
Inventory write-down	2,437	395
Loss on disposal of fixed assets	—	14
Changes in operating assets and liabilities:
Accounts receivable	7,241	2,769
Inventories	(7,936)	963
Prepaid expenses and other assets	(1,097)	230
Accounts payable	3,349	(85)
Accrued liabilities and other liabilities	(4,617)	19,385
Deferred revenue	567	5,481
Net cash (used in) provided by operating activities	(3,749)	15,065

Cash flows from investing activities:
Purchases of short-term investments	(60,644)	—
Proceeds from sales of short-term investments	2,000	—
Proceeds from maturities of short-term investments	13,412	—
Purchases of property and equipment	(4,732)	(2,200)
Net cash used in investing activities	(49,964)	(2,200)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	3,863	—
Proceeds from exercise of stock options	3,571	11
Proceeds from initial public offering, net of costs	(8)	97,068
Shares repurchased for tax withholdings on vesting of restricted stock units and stock option exercises	(2,222)	—
Distributions to Gigamon LLC members	(476)	(7,097)
Net cash provided by financing activities	4,728	89,982
Net (decrease) increase in cash and cash equivalents	(48,985)	102,847
Cash and cash equivalents at beginning of period	79,908	18,675
Cash and cash equivalents at end of period	$30,923	$121,522

Non-cash Investing and Financing Activities:
Conversion of preferred stock into common stock	$—	$29,432
Unpaid property and equipment purchases	$860	$—
Accretion of preferred stock to redemption value and issuance costs discount	$—	$1,088
Unpaid deferred offering costs	$—	$1,777

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

The Company has a 52 - or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2014 is a 52-week fiscal year ending on December 27, 2014 and each quarter therein is a 13-week quarter.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of June 28, 2014, its results of operations, comprehensive loss for the three and six months ended June 28, 2014 and June 29, 2013, and cash flows for the six months ended June 28, 2014 and June 29, 2013. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and six month periods are also unaudited. The fiscal year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three and six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.

Revision of Prior Consolidated Financial Statements

During the three months ended December 28, 2013 the Company identified errors related to income taxes and inventory in its unaudited interim consolidated financial statements for the three and six months period ended June 29, 2013. As result of the stock-based compensation expense from the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) being inappropriately included in the determination of the deferred income tax benefit the benefit for income taxes was cumulatively overstated by $2.0 million in the three and six month periods ended June 29, 2013. Furthermore, the recovery of previously written down inventory was cumulatively understated by $0.2 million in the three and six month periods ended June 29, 2013 due to an error in the calculation.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company assessed the materiality of the above errors both individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company’s June 29, 2013 interim consolidated financial statements and, therefore, these previously issued consolidated financial statements could continue to be relied upon and that amendments of the previously filed Quarterly Reports on Form 10-Q were not required. However, if the aggregated corrections were recorded in the three months ended December 28, 2013, the cumulative errors would be material to the financial results for the three months ended December 28, 2013. Accordingly, the Company had previously revised its consolidated statements of operations, comprehensive loss, and cash flows for the three and six months ended June 29, 2013 as presented herein to correct these errors.

The following table sets forth the impact of the accounting errors on the previously reported consolidated statements of operations for the three and six months ended June 29, 2013 (in thousands, except per share amounts):

	Three Months ended June 29, 2013				Six Months ended June 29, 2013
		Income Tax	Inventory			Income Tax	Inventory
	(As Reported)	Adjustment	Adjustment	(As Revised)	(As Reported)	Adjustment	Adjustment	(As Revised)
Consolidated Statement of Operations Data:
Revenue:
Product	$23,354	$—	$—	$23,354	$40,873	$—	$—	$40,873
Services	9,055	—	—	9,055	17,349	—	—	17,349
Total revenue	32,409	—	—	32,409	58,222	—	—	58,222
Cost of revenue:
Product	7,098	—	(154)	6,944	11,822	—	(154)	11,668
Services	1,911	—	—	1,911	2,564	—	—	2,564
Total cost of revenue	9,009	—	(154)	8,855	14,386	—	(154)	14,232
Gross profit	23,400	—	154	23,554	43,836	—	154	43,990
Research and development	17,097	—	—	17,097	22,768	—	—	22,768
Sales and marketing	26,114	—	—	26,114	38,535	—	—	38,535
General and administrative	12,688	—	—	12,688	16,197	—	—	16,197
Total operating expenses	55,899	—	—	55,899	77,500	—	—	77,500
Loss from operations	(32,499)	—	154	(32,345)	(33,664)	—	154	(33,510)
Interest income	1	—	—	1	3	—	—	3
Other expense, net	(18)	—	—	(18)	(25)	—	—	(25)
Loss before income tax benefit (provision)	(32,516)	—	154	(32,362)	(33,686)	—	154	(33,532)
Income tax benefit (provision)	24,571	(2,002)	—	22,569	24,542	(2,002)	—	22,540
Net loss	$(7,945)	$(2,002)	$154	$(9,793)	$(9,144)	$(2,002)	$154	$(10,992)
Accretion of preferred stock to redemption value and issuance costs	(503)	—	—	(503)	(1,088)	—	—	(1,088)
Loss distributable to preferred stockholders	538	—	—	538	1,107	—	—	1,107
Net loss attributable to common stockholders	$(7,910)	$(2,002)	$154	$(9,758)	$(9,125)	$(2,002)	$154	$(10,973)
Net loss per share attributable to common stockholders:
Basic	$(0.41)			$(0.51)	$(0.41)			$(0.51)
Diluted	$(0.41)			$(0.51)	$(0.41)			$(0.51)

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the impact of the accounting errors on the previously reported consolidated statements of comprehensive loss for the three and six month ended June 29, 2013 (in thousands):

	Three Months ended June 29, 2013				Six Months ended June 29, 2013
		Income Tax	Inventory			Income Tax	Inventory
	(As Reported)	Adjustment	Adjustment	(As Revised)	(As Reported)	Adjustment	Adjustment	(As Revised)
Net loss	$(7,945)	$(2,002)	$154	$(9,793)	$(9,144)	$(2,002)	$154	$(10,992)
Other comprehensive loss:
Accretion of preferred stock to redemption value and issuance costs	(503)	—	—	(503)	(1,088)	—	—	(1,088)
Loss distributable to preferred stockholders	538	—	—	538	1,107	—	—	1,107
Comprehensive loss attributable to common stockholders	$(7,910)	$(2,002)	$154	$(9,758)	$(9,125)	$(2,002)	$154	$(10,973)

The following table sets forth the impact of the accounting errors on the previously reported consolidated statements of cash flows for the six month ended June 29, 2013:

	Six Months ended June 29, 2013
		Income Tax	Inventory
	(As Reported)	Adjustment	Adjustment	(As Revised)
Cash flows from operating activities:
Net loss	$(9,144)	$(2,002)	$154	$(10,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(24,585)	2,002		(22,583)
Inventory write-down	549		(154)	395
Net cash provided by operating activities	15,065	—	—	15,065

Cash flows from investing activities:
Net cash used in investing activities	(2,200)	—	—	(2,200)

Cash flows from financing activities:
Net cash provided by financing activities	89,982	—	—	89,982

Net increase in cash and cash equivalents	102,847	—	—	102,847
Cash and cash equivalents at beginning of period	18,675	—	—	18,675
Cash and cash equivalents at end of period	$121,522	$—	$—	$121,522

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The majority of the Company’s cash, cash equivalents and short-term investments are held in or managed by a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them.

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

Customers that represented more than 10% of total revenue and accounts receivable are the following:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Percent of Net Revenue:
Customer A (distributor)	39%	57%	42%	57%
Customer B (distributor)	15%	*	17%	*

* Represents less than 10% of total revenue

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of
	June 28,	December 31,
	2014	2013
Percent of Accounts Receivable:
Customer A (distributor)	24%	23%
Customer B (distributor)	18%	11%
Customer C (end-user)	13%	**

** Represents less than 10% of accounts receivable

In the three and six months ended June 28, 2014 and June 29, 2013, no end-user customer accounted for 10% or more of total revenue.

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

In the three and six months ended June 28, 2014, the Company recognized a $0.6 million and $2.4 million inventory write-down within cost of revenue and a $0.3 million and $0.7 million benefit from the sale of previously written-down inventory. In the three and six months ended June 29, 2013, the Company recognized a $0.1 million benefit from the sale of previously written-down inventory.

Revenue Recognition

The Company generates product revenue from sales of traffic visibility solutions to customers as well as services revenue from sales of maintenance and support contracts and other billable services. Most of the Company’s products are hardware appliances containing software components that function together to deliver the essential functionality of the solution. The Company typically delivers products and services in a single transaction. The deliverables consist of traffic visibility solutions, maintenance and support, and other billable services. The Company’s typical arrangement includes the sale of one or multiple products that include first year maintenance and support as well as standard warranty. Other arrangements consist of the sale of products bundled with additional maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms, except to two of the Company’s distributors which have a general right of return and in that case, revenue is deferred until sell-through has occurred. Revenue is reported net of rebates, discounts and any other sales incentives.

The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) sales price is fixed or determinable and (4) collectability is reasonably assured.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheets. As of June 28, 2014 and December 28, 2013, deferred product costs were $1.1 million and $0.9 million, respectively.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Income Taxes

The Company provides for income taxes under the asset and liability method. Under this method, deferred income tax assets, including those related to tax loss carryforwards and credits, and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that the deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is performed on a jurisdiction-by-jurisdiction basis.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss comprises of all components of net loss and all components of other comprehensive loss within stockholders’ equity. The Company’s other comprehensive loss includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of this ASU will be the first quarter of fiscal year 2017 using one of two retrospective application methods. We have not determined the potential effects on our condensed consolidated financial statements.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash, Cash Equivalents and Short-Term Investments

The Company measures its financial instruments at fair value on a recurring basis. The components of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	June 28,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$30,317	$30,317	$—	$—
Total cash equivalents	30,317	$30,317	$—	$—
Cash	606
Total cash and cash equivalents	$30,923
Short-term investments:
Corporate debt securities	$59,015	$—	$59,015	$—
U.S. agency debt securities	30,403	—	30,403	—
U.S. government securities	14,499	—	14,499	—
Total short-term investments	$103,917	$—	$103,917	$—

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 28,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$79,100	$79,100	$—	$—
Corporate debt securities	501	—	501	—
Total cash equivalents	79,601	$79,100	$501	$—
Cash	307
Total cash and cash equivalents	$79,908
Short-term investments:
Corporate debt securities	$42,210	$—	$42,210	$—
U.S. agency debt securities	11,035	—	11,035	—
U.S. government securities	4,997	—	4,997	—
Total short-term investments	$58,242	$—	$58,242	$—

The Company considers all highly liquid investments with maturity or of three months or less at the time of purchase to be cash equivalents. The Company holds money market funds that invest primarily in high-quality short-term money-market instruments, and these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  These available-for-sale investments are presented as current assets as they are available for current operations.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the six months ended June 28, 2014 and June 29, 2013. As of June 28, 2014 and December 28, 2013, the Company had no liabilities measured at fair value.

Financial instruments measured at amortized costs, gross unrealized gain, gross unrealized loss and fair value by significant investment categories are summarized as follows (in thousands):

	As of June 28, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Costs	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$30,317	$—	$—	$30,317
Cash and cash equivalents:	606	—	—	606
Total cash and cash equivalents	$30,923	$—	$0	$30,923
Short-term investments:
Corporate debt securities	$58,983	$43	$(11)	$59,015
U.S. agency debt securities	30,405	5	(7)	30,403
U.S. government securities	14,480	21	(2)	14,499
Total short-term investments	$103,868	$69	$(20)	$103,917

The Company’s realized gain was immaterial in the six months ended June 28, 2014. There were no securities in a continuous loss position for 12 months or longer as of June 28, 2014 and December 28, 2013.

The contractual maturity dates of the Company’s cash, cash equivalents and short-term investments were summarized as follows (in thousands):

	As of
	June 28,	December 28,
	2014	2013
Due within one year	$51,043	$100,674
Due between one and two years	52,874	37,169
Total	103,917	137,843
Cash and cash equivalents	30,923	307
Total cash, cash equivalents and short-term investments	$134,840	$138,150

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Balance Sheet Components

Inventories

Inventories are comprised of the following (in thousands):

	As of
	June 28,	December 28,
	2014	2013
Raw materials	$462	$59
Finished goods	7,242	1,425
Total inventories	$7,704	$1,484

Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	As of
	June 28,	December 28,
	2014	2013
Accrued employee related costs	$6,377	$10,067
Accrued inventory and other purchases	2,740	2,961
Accrued employee stock purchase plan contributions	2,268	3,558
Accrued professional services	1,199	1,028
Accrued payroll and other taxes	776	1,908
Accrued warranty	386	384
Accrued cooperative marketing funds	379	303
Income taxes payable	390	196
Sales return reserve	138	191
Other accruals	2,367	1,805
Total accrued liabilities	$17,020	$22,401

Accrued Warranty

The following table presents the activity related to the current and non-current product warranty within accrued liabilities and other non-current liabilities (in thousands):

	Six Months Ended
	June 28,	June 29,
	2014	2013
Balance at beginning of period	$686	$350
Accrual for warranties issued during the period	453	256
Adjustments to warranty accrued	29	27
Actual costs incurred	(456)	(178)
Balance at end of period	$712	$455

	As Of
	June 28,	December 28,
	2014	2013
Reported as:
Current	$386	$384
Non-current	326	302
Total accrued warranty	$712	$686

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains from available-for-sale securities.

The following summarizes the activity within accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income
			Net Unrealized
	Net Unrealized	Income Tax	Gains, net of
	Gains	Provision	tax
Balance as of December 28, 2013	$23	$—	$23
Change in net unrealized gains	27	—	27
Net gains reclassified into other expense, net	—	—	—
Balance as of June 28, 2014	$50	$—	$50

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

As of June 28, 2014 and December 28, 2013, the Gigamon LLC members’ distribution payable balance was zero and $0.5 million, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases office space for its current headquarters, in Santa Clara, California, and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through November 2018. The Company has also entered into lease agreements for additional office space for sales offices in Australia, New York, Virginia, China, Japan, Hong Kong, Russia, Singapore, France and Dubai. The Company’s lease on its former headquarters in Milpitas, California terminated in June 2014. The Company recognizes rent expense on a straight–line basis over the lease period.

Rent expense related to the Company’s operating leases was $0.6 million and $0.2 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $1.4 million and $0.4 million for the six months ended June 28, 2014 and June 29, 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 28, 2014 were as follows (in thousands):

Fiscal Year:
2014 (remaining six months)	$1,096
2015	3,217
2016	3,256
2017	3,340
2018	963
Thereafter	82
$11,954

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchase Commitments

As of June 28, 2014 and December 28, 2013, the Company’s purchase orders for inventories and related components totaled $2.3 million and $7.5 million, respectively.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 28, 2014, the Company had 32,005,135 shares of common stock issued and outstanding.

Preferred Stock

The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 28 2014, the Company had no shares of preferred stock issued or outstanding.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares was initially authorized for future issuance and the number of authorized shares under the ESPP is subject to increase on an annual basis. In the six months ended June 28, 2014, the Board authorized an additional 439,422 shares of common stock for future issuance under the ESPP. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In the six months ended June 28, 2014, there was one purchase period that resulted in issuance of 242,278 shares of common stock at $16.15 per share.

Equity Award Plans

The Company maintains two stock-based compensation plans: the 2013 Equity Incentive Plan (the “2013 Equity Plan”) and the 2012 Unit Option Plan (the “2012 Plan”). The 2013 Equity Plan serves as the successor to the 2012 Plan and permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to employees, directors and consultants of the Company. The 2013 Equity Plan is authorized to issue up to a maximum of 4,394,221 shares of common stock for future issuance, including 1,464,740 shares of common stock authorized by the Board in the six months ended June 28, 2014, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s following fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. As of June 28, 2014, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 1,640,952 shares and 2,741,910 shares of the Company’s common stock, respectively.

Stock Options

Stock options granted under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Option Plans”), are generally subject to a four-year vesting period whereby stock options become 25% vested on the first anniversary of the grant date and then ratably monthly thereafter through the end of the vesting period. Vested stock options may be exercised up to ten years from the vesting commencement date. Under the 2012 Plan, vested but unexercised stock options expire 30 days after termination of service with the Company. Under the 2013 Equity Plan, vested but unexercised stock options expire three months after termination of service with the Company.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option activity related to shares of common stock under the Company’s Option Plans:

			Weighted-
	Number of	Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life	Intrinsic Value
			(Years)	(in thousands)
Balance — December 28, 2013	3,378,303	$9.77	8.78	$62,725
Stock options granted	435,363	24.72
Stock options exercised	(490,287)	7.47
Stock options cancelled	(358,795)	10.36
Balance — June 28, 2014	2,964,584	$12.28	7.92	$22,994
Vested and expected to vest — June 28, 2014	2,819,326	$12.09	7.84	$23,182
Exercisable — June 28, 2014	977,793	$7.88	6.67	$11,174

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $19.30 and $28.29 as of June 28, 2014 and December 28, 2013, respectively, for the total number of underlying options. Weighted-average fair value per share for stock option awards vested in the six months ended June 28, 2014 and June 29, 2013 was $14.44 and $12.94, respectively. As of June 28, 2014 and December 28, 2013, there were 34,665 shares and 39,998 shares of common stock subject to stock options with performance-based vesting criteria.

In the six months ended June 28, 2014, the Company accelerated the vesting of 12,861 shares of common stock pursuant to outstanding stock options and 7,708 RSUs of an executive pursuant to the terms of his employment agreement. The accelerated vesting did not result in any additional charge since the fair value of the accelerated options and RSUs was lower than the previously recognized stock-based compensation expense.

In the six months ended June 28, 2014, the Company modified certain stock option grants covering 10,666 shares of common stock to restrict these options to cash settlement upon future exercises, for which these stock options are marked-to-market as of each balance sheet until their settlement dates. Stock-based compensation recognized in connection with these modified stock options was immaterial in the three months ended June 28, 2014. As of June 28, 2014, unrecognized stock-based compensation expense related to these modified stock options was immaterial.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

RSUs generally vest over a period of four years. RSUs vest on the vesting dates determined by the Company. The vesting is subject to the employee’s continuing service with the Company over that period. Until vested, RSUs do not have the voting or dividend participation rights of the Company’s common stock and the shares of the Company’s common stock underlying the awards are not considered issued and outstanding. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant.

The following table summarizes the RSU activity under the Company’s Option Plans:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	RSUs	Grant Date	Contractual	Aggregate
	Outstanding	Fair Value	Life (Years)	Intrinsic Value
				(in thousands)
Balance — December 28, 2013	840,949	$21.00	1.40	$23,790
RSUs granted	916,411	25.49
RSUs released	(210,363)	18.22
RSUs cancelled	(128,719)	25.60
Balance — June 28, 2014	1,418,278	$23.90	1.63	$27,373
Vested and expected to vest — June 28, 2014	1,283,930	$23.87	1.57	$24,780

Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $19.30 and $28.29 as of June 28, 2014 and December 28, 2013, respectively, for the total number of underlying RSUs.

Stock-based Compensation Expense

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock option awards:
Expected term (in years)	5.3-6.1	5.0-6.3	5.3-6.1	5.0-6.3
Risk-free interest rate	1.7%-1.8%	0.9%-1.7%	1.7%-1.9%	0.9%-1.7%
Expected volatility	59.40%	65.3%	59.4%-61.9%	63.8%-65.3%
Expected dividend rate	—	— %	—	— %
Grant date fair value per award	$9.20-$9.86	$10.31-$19.00	$9.20-$32.06	$9.44-$19.00

ESPP purchase rights:
Expected term (in years)	0.5-2.0	0.7-2.2	0.5-2.0	0.7-2.2
Risk-free interest rate	0.1%-0.3%	0.1%-0.2%	0.1%-0.3%	0.1%-0.2%
Expected volatility	44.8%-52.7%	53.6%-63.1%	44.8%-52.7%	53.6%-63.1%
Expected dividend rate	—	— %	—	— %
Grant date fair value per share	$8.23-$13.06	$12.11-$15.68	$8.23-$13.06	$12.11-$15.68

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Cost of revenue	$471	$2,691	$919	$2,709
Research and development	2,054	6,069	4,653	6,378
Sales and marketing	2,424	5,263	5,198	5,692
General and administrative	1,090	2,674	3,127	3,511
Total stock-based compensation expense	$6,039	$16,697	$13,897	$18,290

As of June 28, 2014, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, of $8.9 million, $19.6 million and $2.7 million, respectively, will be amortized over a weighted-average remaining period of 1.3 years, 1.6 years and 0.9 years, respectively. There was no capitalized stock-based compensation expense for any period presented as they were not material to the overall financial statements.

8. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan were $0.6 million and $0.4 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $1.2 million and $0.9 million for six months ended June 28, 2014 and June 29, 2013.

9. Income Tax

The provision for income taxes for the six months ended June 28, 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 the Company assessed that it is more-likely-than-not that it will not realize its federal and state deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, the Company recorded a valuation allowance on its federal and state deferred tax assets for an amount of $24.6 million and was charged to the income tax provision.

The recording of $24.6 million of valuation allowance was primarily due to ongoing losses and the uncertainty regarding future results adjusted for permanent differences which have resulted in a more likely than not determination that the deferred tax assets would not be realized..  In making this determination, the Company considered all available evidence, both positive and negative. Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain extraordinary and other items, and forecasted income by jurisdiction. The benefit from income taxes for six months ended June 29, 2013 was $25.0 million in the initial recognition of deferred tax assets, upon the conversion of the limited liability company to a corporation, partially offset by current foreign taxes.

The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision.  To date, no such interest and penalties have been accrued.

The Company files annual income tax returns in multiple taxing jurisdictions on a worldwide basis. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of June 28, 2014, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Effective June 17, 2013, all shares of then-outstanding redeemable convertible preferred stock were converted to common stock and are included in the weighted-average shares used to compute net loss per share starting from the conversion date. Prior to the Series A Conversion the net income (loss) per share in the three months ended June 29, 2013 was presented in conformity with the two-class method as the then- Series A was considered a participating security due to its rights of cumulative preferred return. Under the two-class method, net income (loss) is allocated between common stock and other participating securities based on their participating rights. Accordingly, loss allocated to redeemable convertible preferred stock and the related number of outstanding shares of redeemable convertible preferred stock have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 28, 2014 and June 29, 2013.

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
Numerator:
Net loss attributable to common stockholders	$(32,486)	$(9,758)	$(40,704)	$(10,973)
Denominator:
Weighted average shares used for basic and diluted net loss per share computation	32,116	19,247	31,895	18,284
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.01)	$(0.51)	$(1.28)	$(0.60)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended		Three Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Redeemable convertible Series A	—	6,951	—	7,524
Equity awards to purchase common stock	4,358	1,321	4,520	1,302

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
United States	$24,665	$25,698	$47,791	$42,555
Rest of Americas	2,664	871	5,574	3,079
Europe, Middle East and Africa	4,919	3,698	8,672	7,095
Asia Pacific	2,603	2,142	4,574	5,493
Total	$34,851	$32,409	$66,611	$58,222

The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	June 28,	December 28,
	2014	2013
United States	$7,454	$4,203
Other	200	186
Total	$7,654	$4,389

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

Our revenue increased from $32.4 million in the three months ended June 29, 2013 to $34.9 million in the three months ended June 28, 2014, representing 8% growth from sales of our products and services to existing and new customers. In the three months ended June 28, 2014, we added 84 new customers as compared to 72 new customers in the three months ended June 29, 2013. In the six months ended June 28, 2014, our revenue increased to $66.6 million from $58.2 million in the six months ended June 29, 2013, representing 14% growth.  Net loss attributable to common stockholders was $32.5 million and $40.7 million in the three and six months ended June 28, 2014, compared to $9.8 million and $11.0 million in the six months ended June 29, 2013, respectively. We used cash in operations of $3.7 million in the six months ended June 28, 2014 and generated positive net operating cash flows of $15.1 million in the six months ended June 29, 2013.

Key Performance Indicators of Our Business

We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
Key Performance Indicators:
Revenue	$34,851	$32,409	$66,611	$58,222
Gross margin	78%	72%	75%	75%
Loss from operations	$7,838	$32,345	$19,776	$33,510
Deferred revenue	$48,043	$36,301	$48,043	$36,301

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

The financial data presented herein for the three and six months ended June 29, 2013, has been revised to correct immaterial accounting errors as described in Note 2 to the condensed consolidated financial statements.

Financial Overview

Revenue

We generate revenue from the sale of products and related services, including maintenance and support. We present revenue net of discounts, rebates and sales taxes. Our revenue is comprised of the following:

Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Traffic Visibility Fabric solutions. We generally recognize product revenue at the time of product delivery, provided that all other revenue recognition criteria have been met. As a percentage of revenue, we expect our product revenue to vary from quarter-to-quarter based on, among other things, the timing of orders and delivery of products and seasonal and cyclical factors discussed under the section titled “Results of Operations.”

We expect our revenue in the third quarter to remain relatively consistent or slightly increase as compared to the three months ended June 28, 2014.

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

Cost of revenue

Our cost of revenue is comprised of the following:

Cost of product revenue. Cost of product revenue is comprised primarily of the costs associated with manufacturing our products, including third-party hardware manufacturing costs; personnel costs for salary, benefits, bonuses and stock-based compensation expense; shipping costs; allocated costs of facilities and information technology; any inventory write-downs; and warranty costs and other related expenses.

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

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salary, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. From December 28, 2013 through June 28, 2014, we increased headcount attributable to our operating expenses from 326 to 381. We expect overall operating expenses, excluding stock-based compensation expense, to be relatively consistent in absolute dollars for the third quarter of 2014, as compared to the three months ended June 28, 2014. We expect stock-based compensation expense to increase in absolute dollars for the third quarter of 2014, as compared to the three months ended June 28, 2014. This does not include expenses to be recognized related to employee stock awards that are granted after June 28, 2014. In addition, to the extent forfeiture rates are different from what we have anticipated; stock-based compensation expense related to these awards will be different from our expectations.

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

Interest income and other expense, net

Interest income consists primarily of income earned on our invested cash, cash equivalents and short-term investments, which have not been material to date.

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

The provision for income taxes for the six months ended June 28, 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 it was assessed that it is more-likely-than-not that it will not realize its federal and state deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, a valuation allowance was recorded on the federal and state deferred tax assets for an amount of $24.6 million and was charged to the income tax provision.

The recording of $24.6 million of valuation allowance was primarily due to ongoing losses and the uncertainty regarding future results adjusted for permanent differences which have resulted in a more likely than not determination that the deferred tax assets would not be realized.  In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain extraordinary and other items, and forecasted income by jurisdiction. The benefit from income taxes for six months ended June 29, 2013 was $25.0 million in the initial recognition of deferred tax assets, upon the conversion of the limited liability company to a corporation, partially offset by current foreign taxes.

We are also subject to state taxes in certain states that may assess capital taxes or taxes based on gross receipts. We also have a subsidiary in a foreign jurisdiction, which is subject to income taxes in the jurisdictions in which it operates.

Stock-based compensation expense and other charges

Prior to our initial public offering (the “IPO”), we granted restricted stock units (“RSUs”) and stock option awards (together, the “IPO Awards”) that were subject to the completion of our IPO. In addition, upon the completion of our IPO in June 2013, we began offering eligible employees the opportunity to purchase shares under our 2013 Employee Stock Purchase Plan (the “ESPP”). Accordingly, prior to the second quarter of fiscal 2013, we did not record any stock-based compensation associated with the IPO Awards and the ESPP purchase rights. Total stock-based compensation expense, net of estimated forfeitures, in three and six months ended June 28, 2014 and June 29, 2013 was $6.0 million and $13.9 million, respectively, compared to $16.7 million and $18.3 million in the three and six months ended June 28, 2014 and June 29, 2013, respectively. In addition, payroll taxes related to stock-based compensation were $0.8 million in the three and six months ended June 28, 2014. As of June 28, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, was $32.9 million.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
Consolidated Statement of Operations Data:
Revenue:
Product	$22,544	$23,354	$42,624	$40,873
Services	12,307	9,055	23,987	17,349
Total revenue	34,851	32,409	66,611	58,222
Cost of revenue:
Product	6,281	6,944	13,286	11,668
Services	1,544	1,911	3,124	2,564
Total cost of revenue	7,825	8,855	16,410	14,232
Gross profit	27,026	23,554	50,201	43,990
Operating expenses:
Research and development	10,860	17,097	21,798	22,768
Sales and marketing	19,558	26,114	37,728	38,535
General and administrative	4,446	12,688	10,451	16,197
Total operating expenses	34,864	55,899	69,977	77,500
Loss from operations	(7,838)	(32,345)	(19,776)	(33,510)
Interest income	73	1	134	3
Other income (expense), net	6	(18)	(35)	(25)
Loss before provision for income taxes	(7,759)	(32,362)	(19,677)	(33,532)
Income tax (provision) benefit	(24,727)	22,569	(21,027)	22,540
Net loss	(32,486)	(9,793)	(40,704)	(10,992)

Net loss includes Performance Unit Plan (PUP) and stock-based compensation expense allocated as follows:

PUP expense:
Cost of revenue	$—	$353	$—	$353
Research and development	—	5,188	—	5,188
Sales and marketing	—	7,991	—	7,991
General and administrative	—	6,839	—	6,839
Total PUP expense	$—	$20,371	$—	$20,371

Stock-based compensation expense:
Cost of revenue	$471	$2,691	$919	$2,709
Research and development	2,054	6,069	4,653	6,378
Sales and marketing	2,424	5,263	5,198	5,692
General and administrative	1,090	2,674	3,127	3,511
Total stock-based compensation expense	$6,039	$16,697	$13,897	$18,290

Percentage of Total Revenue:
Revenue:
Product	65%	72%	64%	70%
Services	35%	28%	36%	30%
Total revenue:	100%	100%	100%	100%
Cost of revenue	22%	27%	25%	24%
Gross margin	78%	73%	75%	76%
Operating expenses:
Research and development	31%	53%	33%	39%
Sales and marketing	56%	81%	57%	66%
General and administrative	13%	39%	16%	28%
Total operating expenses	100%	172%	105%	133%
Loss from operations	(24%)	(99%)	(30%)	(58%)
Interest income	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%
Loss before income tax benefit (provision)	(24%)	(99%)	(30%)	(58%)
Income tax benefit (provision)	(71%)	70%	(32%)	39%
Net loss	(95%)	(29%)	(62%)	(19%)

We have revised our consolidated financial statements for the three and six months ended June 29, 2013 to correct for insignificant accounting errors which are described in Note 2, Revision of previously issued Financial Statements, included in Part I - Item I – Financial Statements (unaudited).

Comparison of the three and six months ended June 28, 2014 and June 29, 2013

Revenue

	Three Months Ended				Six Months Ended
	June 28,	June 29,	Increase/	% Increase	June 28,	June 29,	Increase/	% Increase
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Revenue:
Product	$22,544	$23,354	$(810)	(3%)	$42,624	$40,873	$1,751	4%
Services	12,307	9,055	3,252	36%	23,987	17,349	6,638	38%
Total revenue	$34,851	$32,409	$2,442	8%	$66,611	$58,222	$8,389	14%

Product revenue decreased $0.8 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013, primarily due to a decrease in the volume of sales from our G-Series products, partially offset by increased sale of our high density (H-Series) products. Revenue from our H-Series products increased to $18.0 million in the three months ended June 28, 2014, compared to $13.5 million in the three months ended June 29, 2013.

Product revenue increased $1.8 million in the six months ended June 28, 2014 compared to the six months ended June 29, 2013, primarily due to an increase in the volume of sales of our H-Series products by $8.5 million offset in part by lower G-Series products sales, primarily due to lower volume of shipments of such products.

Services revenue increased $3.3 million and $6.6 million in the three and six months ended June 28, 2014 compared to the three and six months ended June 29, 2013, respectively, primarily due to the growth in our installed base at our existing end-user customers and also due to an increase in the total number of end-user customers under maintenance and support contracts, which was driven by higher product sales.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	June 28,	June 29,			June 28,	June 29,
	2014	2013			2014	2013
		(As Revised)	Decrease	% Decrease		(As Revised)	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$6,281	$6,944	$(663)	(10%)	$13,286	$11,668	$1,618	14%
Services	1,544	1,911	(367)	(19%)	3,124	2,564	560	22%
Total cost of revenue	$7,825	$8,855	$(1,030)	(12%)	$16,410	$14,232	$2,178	15%

Gross margin:
Product	72%	70%			69%	71%
Services	87%	79%			87%	85%
Total gross margin	78%	72%			75%	75%
PUP expense included in:

Cost of revenue	$—	$353	$(353)	*	$—	$353	$(353)	*
Stock-based compensation expense included in:
Cost of revenue	$471	$2,691	$(2,220)	(82%)	$919	$2,709	$(1,790)	(66%)

Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013

Total gross margin increased to 78% in the three months ended June 28, 2014, compared to 72% in the three months ended June 29, 2013, primarily due to reduction of stock based compensation expense in the three months ended June 28, 2014. Stock based compensation expense for the three months ended June 28, 2014 was $0.5 million as compared to $2.7 million for the three months ended June 29, 2013.

Product gross margin increased to 72% in the three months ended June 28, 2014 from 70% in the three months ended June 29, 2013, primarily attributable to $1.4 million decrease in stock-based compensation expense in the three months ended June 28, 2014 as compared to June 29, 2013, offset by a $0.3 million net inventory write-down and an increase in the inventory carrying and fulfillment charges of $0.5 million.

Services gross margin increased to 87% in the three months ended June 28, 2014 from 79% in the three months ended June 29, 2013, primarily due to a $0.9 million decrease in stock-based compensation expense recorded in the three months ended June 28, 2014 as compared to June 29, 2013; offset by $0.5 million increase in personnel costs and allocated expenses to support the higher number of maintenance and support contracts.

Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013

Total gross margin was consistent at 75% in the six months ended June 28, 2014 and to the six months ended June 29, 2013.

Product gross margin decreased to 69% in the six months ended June 28, 2014 from 71% in the six months ended June 29, 2013, primarily attributable to a $1.8 million of inventory write-down, net of recovery of previously written-off inventory, increase of $1.1 million in inventory carrying and fulfillment charges offset by $1.2 million decrease in stock-based compensation expense.

Services gross margin increased to 87% for the six months ended June 28, 2014 as compared to 85% for the six months ended June 29, 2013 primarily due to $0.6 million decrease in stock-compensation expense, offset in part by higher personnel and other allocated costs.

Operating expenses

	Three Months Ended				Six Months Ended
	June 28,	June 29,			June 28,	June 29,
	2014	2013	Increase	% Increase	2014	2013	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$10,860	$17,097	$(6,237)	(36%)	$21,798	$22,768	$(970)	(4%)
Sales and marketing	19,558	26,114	(6,556)	(25%)	37,728	38,535	(807)	(2%)
General and administrative	4,446	12,688	(8,242)	(65%)	10,451	16,197	(5,746)	(35%)
Total operating expenses	$34,864	$55,899	$(21,035)	(38%)	$69,977	$77,500	$(7,523)	(10%)
PUP expense included in:
Research and development	$—	$5,188	$(5,188)	*	$—	$5,188	$(5,188)	*
Sales and marketing	—	7,991	(7,991)	*	—	7,991	(7,991)	*
General and administrative	—	6,839	(6,839)	*	—	6,839	(6,839)	*
Total PUP expense	$—	$20,018	$(20,018)	*	$—	$20,018	$(20,018)	*
Stock-based compensation expense included in:
Research and development	$2,054	$6,069	$(4,015)	(66%)	$4,653	$6,378	$(1,725)	(27%)
Sales and marketing	2,424	5,263	(2,839)	(54%)	5,198	5,692	(494)	(9%)
General and administrative	1,090	2,674	(1,584)	(59%)	3,127	3,511	(384)	(11%)
Total stock-based compensation expense	$5,568	$14,006	$(8,438)	(60%)	$12,978	$15,581	$(2,603)	(17%)

Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013

Research and development expenses decreased $6.2 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013. The decrease in research and development expenses was primarily due to a one-time $5.2 million of PUP expenses in the three months ended June 29, 2013 as compared to zero in the three months ended June 28, 2014 and a $4.0 million decrease in stock-based compensation expense. Excluding these PUP and stock compensation expenses, research and development expenses increased by $3.0 million in the three months ended June 28, 2014, compared to the three months ended June 29, 2013. This increase was due to $2.2 million increase in personnel and allocated expenses primarily driven by increased headcount and a $0.7 million increase in prototype expenses.

Sales and marketing expenses decreased $6.6 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013. The decrease in sales and marketing expenses was primarily due to a one-time $8.0 million charge in the PUP expenses in the three months ended June 29, 2013 as compared to zero in the three months ended June 28, 2014 and a $2.8 million decrease in stock-based compensation expense. Excluding these PUP and stock-based compensation expenses, sales and marketing expenses increased by $4.3 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013. The increase was due to higher personnel and allocated expenses of $3.6 million primarily driven by increased headcount and a $0.3 million increase in promotional expenses.

General and administrative expenses decreased $8.2 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013. The decrease in general and administrative expenses was primarily due to a one-time $6.8 million charge in PUP related expenses in the three months ended June 29, 2013, as compared to zero in the three months ended June 28, 2014 and a $1.6 million decrease in stock-based compensation expense. Excluding these PUP and stock-based compensation expenses, general and administrative expenses increased by $0.2 million in the three months ended June 28, 2014 compared to the three months ended June 29, 2013. This increase was due to higher personnel expenses of $0.6 million primarily driven by increased headcount offset in part by a $0.3 million decrease in professional services.

Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013

Research and development expenses decreased $1.0 million in the six months ended June 28, 2014 compared to the six months ended June 29, 2013. The decrease in research and development expenses was primarily due to a $5.2 million decrease in the PUP related costs and a $1.7 million decrease in stock-based compensation expense, Excluding these PUP and stock-based compensation expenses, research and development expenses increased by $5.9 million in the six months ended June 28, 2014 compared to the three months ended June 29, 2013. This increase was primarily due to a $4.6 million increase in personnel and allocated expenses driven by increased headcount and a $0.9 million increase in prototype expenses.

Sales and marketing expenses decreased $0.8 million in the six months ended June 28, 2014 compared to the six months ended June 29, 2013. The decrease in sales and marketing expenses was primarily due to a $8.0 million decrease in the PUP related costs and a $0.5 million decrease in stock-based compensation expense. Excluding these PUP and stock-based compensation expenses, sales and marketing expenses increased by $7.7 million in the six months ended June 28, 2014 compared to the three months ended June 29, 2013. This increase was primarily due to $6.1 million increase in personnel and allocated expenses, a $0.8 million increase in promotional expenses and a $0.5 million increase in travel expenses.

General and administrative expenses decreased $5.7 million in the six months ended June 28, 2014 compared to the six months ended June 29, 2013. The decrease in general and administrative expenses was primarily due to a $6.8 million decrease in PUP related costs and a $0.4 million decrease in stock-based compensation expense.. Excluding these PUP and stock-based compensation expenses, general and administrative expenses increased by $1.5 million in the six months ended June 28, 2014 compared to the three months ended June 29, 2013. This increase was primarily due to a $1.5 million increase in personnel and allocated expenses primarily driven by increased headcount.

Income Tax Benefit (Provision)

We account for income taxes under the asset and liability approach. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income.

As of May 31, 2013, we established deferred tax asset of $24.6 million, upon the conversion of limited liability company to a corporation. This deferred tax asset resulted in an income tax benefit of $24.6 million for the three and six months ended June 29, 2013.

The provision for income taxes for the six months ended June 28, 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 management assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million and was charged to the income tax provision.

 The recording of $24.6 million of valuation allowance was mainly due to ongoing losses and uncertainty regarding future results adjusted for permanent differences which has resulted in a more likely than not determination that the deferred tax assets would not be realized. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain extraordinary and other items, and forecasted income by jurisdiction. The benefit from income taxes for six months ended June 29, 2013 was $25.0 million in the initial recognition of deferred tax assets, upon the conversion of the limited liability company to a corporation, partially offset by current foreign taxes.

	Three Months Ended					Six Months Ended
	June 28,	June 29,	Increase/	% Increase		June 28,	June 29,	Increase/	% Increase
	2014	2013	(Decrease)	(Decrease)		2014	2013	(Decrease)	(Decrease)
		(As Revised)					(As Revised)
	(dollars in thousands)
Income tax (provision) benefit	$(24,727)	$22,569	$(47,296)	(210%	)	$(21,027)	$22,540	$(43,567)	(193%	)

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

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
GAAP net loss attributable to common stockholders	$(32,486)	$(9,758)	$(40,704)	$(10,973)
Stock-based compensation expense	6,039	16,697	13,897	18,290
Stock-based compensation related payroll taxes	(20)	—	757	—
Accretion of preferred stock to redemption value and issuance costs	—	503	—	1,088
Loss distributable to preferred stockholders	—	(538)	—	(1,107)
Performance unit plan compensation expense	—	20,371	—	20,371
Tax benefit upon conversion of LLC to a C Corporation**	—	(14,811)	—	(14,811)
Income tax effect of non-GAAP adjustments**	25,333	(8,673)	22,684	(8,673)
Non-GAAP net (loss) income	$(1,134)	$3,791	$(3,366)	$4,185
Basic and diluted GAAP net loss per share attributable to common stockholders	$(1.01)	$(0.51)	$(1.28)	$(0.60)
Basic Non-GAAP net (loss) income per share	$(0.04)	$0.20	$(0.11)	$0.23
Diluted Non-GAAP net (loss) income per share	$(0.04)	$0.14	$(0.11)	$0.16

** Non-GAAP tax provision excludes the tax benefits upon conversion of LLC to a C corporation, the recording of valuation allowance on the deferred tax assets, the tax benefit relating to stock-based compensation expense as well as uses a long-term projected tax rate for the 2014 annual periods applied to interim results.

Liquidity and Capital Resources

As of June 28, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $134.8 million, the majority of which was held in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of June 28, 2014, we had no material commitments for capital expenditures.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 28,	June 29,
	2014	2013
Cash (used in) provided by operating activities	$(3,749)	$15,065
Cash used in investing activities	$(49,964)	$(2,200)
Cash provided by financing activities	$4,728	$89,982

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

The $40.7 million net loss for the six months ended June 28, 2014, included non-cash charges of $39.4 million. These non-cash charges included primarily changes in the deferred tax assets of $20.9 million and $13.9 million stock based compensation expenses. There was a $2.5 million net use of cash due to changes in operating assets and liabilities primarily due to change in inventory of $8.0 million and accounts payable of $3.3 million, partially offset by change of $7.2 million in accounts receivable and $4.6 million in accrued liabilities. Our days sales outstanding decreased to 45 days as of June 28, 2014 from 52 days as of December 28, 2013, due to the improved shipment linearity.

Cash flows from investing activities

In the six months ended June 28, 2014, cash used in investing activities was $50.0 million attributable to purchases of marketable securities of $60.6 million and $4.7 million used for capital expenditures, partially offset by cash proceeds of $15.4 million from the maturities and the sales of short-term investments. In the six months ended June 29, 2013, cash used in investing activities was $2.2 million primarily attributable to capital expenditures for property and equipment to support the growth of our business.

Cash flows from financing activities

In the six months ended June 28, 2014, cash generated from financing activities was $4.7 million primarily due to proceeds of $3.9 million from the issuance of common stock pursuant to our ESPP and $3.6 million from stock option exercises, offset in part by $2.2 million in shares repurchased due to tax withholdings upon vesting of RSUs. We also made the final payout of $0.5 million to Gigamon LLC members pursuant to the limited liability agreement in effect prior to our IPO (the “LLC Agreement”).

In the six months ended June 29, 2013, cash generated from financing activities was $90.0 million primarily due to the proceeds from our IPO of $97.1 million offset by $7.1 million distribution to Gigamon LLC members pursuant to the LLC agreement.

Contractual Obligations

The following summarizes our contractual obligations as of June 28, 2014:

	Payments Due by Period
	Less			More
	than 1	1 to 3	4 to 5	than 5
	year	years	years	years	Total
	(in thousands)
Operating lease obligations (1)	$1,096	$6,473	$4,303	$82	$11,954
Purchase commitments (2)	2,282	—	—	—	2,282
Total	$3,378	$6,473	$4,303	$82	$14,236

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In the six months ended June 28, 2014 and June 29, 2013, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $134.8 million as of June 28, 2014. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested portion of our funds in short-term investments that are focused on preservation of capital, supporting our liquidity requirements and compliance with the Investment Company Act of 1940. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and for the six months ended June 28, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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

As of December 28, 2013 we had carried out an evaluation under the supervision of, and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2013 due to the existence of a material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of the material weakness discussed below, our management, including our chief executive officer and chief financial officer, had concluded that the consolidated financial statements included in our Quarterly Report on Form 10-Q for the six months ended June 28, 2014 fairly presented, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, we did not maintain effective internal control over financial reporting over the accuracy of the accounting for income taxes related to stock-based compensation related to the ESPP as of December 28, 2013. Specifically our internal controls with respect to the treatment of ESPP-related stock based compensation expense for income tax purposes were not designed to effectively account for ESPP-related stock-based expenses as a non-deductible expense for income tax provision purposes in accordance with GAAP. This control deficiency resulted in an audit adjustment to our income tax benefits and deferred taxes and the revision of our consolidated financial statements for the interim periods ended June 29, 2013 and September 28, 2013. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness.

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

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may be completed, and our initiatives may not prove successful in remediating this material weakness. As a result, we concluded that the material weakness identified above continued to exist as of June 28, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, as described above under “Material Weakness in Internal Control over Financial Reporting,” we are taking steps to remediate the material weakness identified above and to remediate the underlying cause of this material weakness.

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

Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our product revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of revenue in fiscal 2013 and the three and six months ended June 28, 2014. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.

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

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $21.8 million, or 33% of our total revenue, in the six months ended June 28, 2014 and $22.8 million, or 39% of our total revenue, in the six months ended June 29, 2013.

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

We have recently experienced difficulty managing lengthening and increasingly unpredictable sales cycles. Our sales efforts involve educating our end-user customers about the use and benefits of our solutions, including their technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy has evolved into more of a channel model, utilizing distributors, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales or a material amount of revenue from such sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, have in the past led to, and could continue to result in, long and unpredictable sales cycles. We sell our Traffic Visibility Fabric primarily to enterprise IT departments and service providers. The length of our sales cycles typically ranges from three to six months and has been increasing as the size of our transactions increase. Our sales cycles can increasingly be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts in the direction of service providers, the average length of our sales cycles will increase. Furthermore, our sales to federal, state, and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are not able to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close, our operating results may vary significantly and may be materially adversely affected.

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

In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of our 2013 ESPP related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to correct our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. However, as a result of these revisions, we concluded that a material weakness existed in our internal control over financial reporting as of December 28, 2013 and as of June 28, 2014, related to the accounting for income taxes regarding ESPP-related expenses.

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

In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. Although, we carry some finished goods inventory of our products,                         we and our manufacturer rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturer rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturer might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet end-user customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.

We rely on third-party channel partners for a substantial portion of our revenue. If our partners fail to perform, our ability to sell our products and services would be limited, and if we fail to optimize our channel partner model going forward, our operating results would be harmed.

A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. While most of our sales opportunities are identified and led by our internal sales force, we depend upon our channel partners to manage the sales process through introduction to accounts, the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc. (“GCI”), formerly Interlink Communications Systems, Inc., and Arrow Enterprise Computing Solutions, Inc. (“Arrow”), which we engaged as a distributor in February 2013. GCI accounted for 39% and 57% of our total revenue in the six months ended June 28, 2014 and 57% for the three and six months ended June 29, 2013, respectively. Arrow accounted for 15% and 17% of our total revenue in the three and six months ended June 28, 2014. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.

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

As of June 28, 2014, we had 16 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of June 28, 2014, we had 25 pending U.S. patent applications and six corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. For example, in the six months ended June 28, 2014, we recorded an inventory write-down of $2.4 million, which reduced our gross margin by 4% in such period, compared inventory write-downs of $0.4 million in the six months ended June 29, 2013 which reduced our gross margin by 1%. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.

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

Many of our business processes depend upon our IT systems, the systems and processes of third parties and on interfaces with the systems of third parties. For example, we rely on Microsoft AX Dynamics for our ERP system and Salesforce.com, Inc. for our customer relationship management system. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.

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

Changes in our valuation allowance of deferred tax assets may affect our future financial results

We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is primarily upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

As of June 28, 2014, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 9 of the Notes to Consolidated Financial Statements).

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, on July 8, 2014, we issued a press release announcing our preliminary results for the three months ended June 28, 2014, which were below our previously stated guidance. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Our share price has been and may continue to be volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $10.75 to $41.81 through July 31, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. There were 32,005,135 shares of common stock outstanding as of June 28, 2014, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 48% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 28, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

GIGAMON INC.

Date:	August 8, 2014	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2014	/s/ Mike Burns
Mike Burns
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