Form 10-Q/A
period 2014-06-28
Gigamon Inc.
filed 2014-08-18
CIK 1484504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Gigamon Inc.

Form 10-Q/A

For the Quarterly Period Ended June 28, 2014

Explanatory Note

The Registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 29, 2014 (the “Form 10-Q”) for the sole purpose of correcting an error in the risk factor entitled “The concentration of ownership among our existing directors, executive officers and principal stockholders will provide them, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control” with respect to the percentage of Registrant’s outstanding common stock owned by the Registrant’s directors, executive officers and greater than 5% stockholders. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. The Registrant is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned.

GIGAMON INC.

Date: August 18, 2014	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2014	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934