Form 10-Q
period 2014-09-27
Gigamon Inc.
filed 2014-11-07
CIK 1484504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

As of October 31, 2014, there were 32,552,033 shares of the registrant’s common stock outstanding.

Gigamon Inc.

Form 10-Q

For the Quarterly Period Ended September 27, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gigamon Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,053	$79,908
Short-term investments	107,030	58,242
Accounts receivable	19,569	24,528
Inventories, net	6,763	1,484
Deferred tax assets	—	3,574
Prepaid expenses and other current assets	7,020	5,606
Total current assets	167,435	173,342
Property and equipment, net	8,070	4,389
Deferred tax assets, non-current	12	17,315
Other assets	458	471
TOTAL ASSETS	$175,975	$195,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,895	$1,405
Accrued liabilities	15,266	22,401
Deferred revenue	38,432	37,592
Gigamon LLC members’ distribution payable	—	476
Total current liabilities	56,593	61,874
Deferred revenue, non-current	10,956	9,884
Other liabilities, non-current	1,717	321
TOTAL LIABILITIES	69,266	72,079

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of September 27, 2014 and December 28, 2013	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 32,543 shares and 31,152 shares issued and outstanding as of September 27, 2014 and December 28, 2013, respectively	3	3
Treasury stock—No par value; 8,110 shares authorized and outstanding as of September 27, 2014 and December 28, 2013	(12,469)	(12,469)
Additional paid-in capital	171,773	144,810
Accumulated other comprehensive income	27	23
Accumulated deficit	(52,625)	(8,929)
TOTAL STOCKHOLDERS’ EQUITY	106,709	123,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,975	$195,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
		(As Revised)		(As Revised)
Revenue:
Product	$26,180	$29,146	$68,804	$70,019
Services	13,088	9,840	37,075	27,189
Total revenue	39,268	38,986	105,879	97,208
Cost of revenue:
Product	7,396	6,789	20,682	18,457
Services	1,601	993	4,725	3,557
Total cost of revenue	8,997	7,782	25,407	22,014
Gross profit	30,271	31,204	80,472	75,194
Operating expenses:
Research and development	10,086	8,958	31,884	31,726
Sales and marketing	17,948	15,485	55,676	54,020
General and administrative	5,217	4,696	15,668	20,893
Total operating expenses	33,251	29,139	103,228	106,639
(Loss) income from operations	(2,980)	2,065	(22,756)	(31,445)
Interest income	82	32	216	35
Other expense, net	(28)	(52)	(63)	(77)
(Loss) income before income tax (provision) benefit	(2,926)	2,045	(22,603)	(31,487)
Income tax (provision) benefit	(66)	(502)	(21,093)	22,038
Net (loss) income	(2,992)	1,543	(43,696)	(9,449)
Accretion of preferred stock to redemption value and issuance costs	—	—	—	(1,088)
Loss distributable to preferred stockholders	—	—	—	1,107
Net (loss) income attributable to common stockholders	$(2,992)	$1,543	$(43,696)	$(9,430)

Net (loss) income per share attributable to common stockholders:
Basic and Diluted	$(0.09)	$0.05	$(1.36)	$(0.42)

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	32,354	30,933	32,028	22,529
Diluted	32,354	32,554	32,028	22,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
		(As Revised)		(As Revised)
Net (loss) income	$(2,992)	$1,543	$(43,696)	$(9,449)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale investments	(23)	5	4	5
Comprehensive (loss) income	(3,015)	1,548	(43,692)	(9,444)
Accretion of preferred stock to redemption value and issuance costs	—	—	—	(1,088)
Loss distributable to preferred stockholders	—	—	—	1,107
Comprehensive (loss) income attributable to common stockholders	$(3,015)	$1,548	$(43,692)	$(9,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
		(As Revised)
Cash flows from operating activities:
Net loss	$(43,696)	$(9,449)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,710	1,964
Stock-based compensation expense	18,635	25,357
Deferred income taxes	20,877	(22,182)
Inventory write-down	2,936	645
Loss on disposal of fixed assets	—	14
Changes in operating assets and liabilities:
Accounts receivable	4,959	(6,358)
Inventories	(7,596)	3,071
Prepaid expenses and other assets	(2,184)	(2,269)
Accounts payable	1,489	(1,643)
Accrued liabilities and other liabilities	(5,911)	1,770
Deferred revenue	1,912	10,125
Net cash (used in) provided by operating activities	(4,869)	1,045

Cash flows from investing activities:
Purchases of short-term investments	(72,091)	(40,342)
Proceeds from sales of short-term investments	2,000	—
Proceeds from maturities of short-term investments	21,507	—
Purchases of property and equipment	(7,100)	(2,826)
Net cash used in investing activities	(55,684)	(43,168)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	5,878	—
Proceeds from exercise of stock options	4,915	111
Proceeds from initial public offering, net of costs	(8)	95,391
Shares repurchased for tax withholdings on vesting of restricted stock units and stock option exercises	(2,611)	—
Distributions to Gigamon LLC members	(476)	(6,997)
Net cash provided by financing activities	7,698	88,505
Net (decrease) increase in cash and cash equivalents	(52,855)	46,382
Cash and cash equivalents at beginning of period	79,908	18,675
Cash and cash equivalents at end of period	$27,053	$65,057

Non-cash Investing and Financing Activities:
Conversion of preferred stock into common stock	$—	$29,432
Unpaid property and equipment purchases	$110	$—
Accretion of preferred stock to redemption value and issuance costs discount	$—	$1,088
Unpaid deferred offering costs	$—	$256

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

Certain prior periods’ amounts were reclassified to conform to the current year’s presentation.  None of these reclassifications had an impact on the reported net (loss) income for any of the periods presented.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 27, 2014, its results of operations, comprehensive (loss) income for the three and nine months ended September 27, 2014 and September 28, 2013, and cash flows for the nine months ended September 27, 2014 and September 28, 2013. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and nine month periods are also unaudited. The fiscal year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three and nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.

Revision of Prior Condensed Consolidated Financial Statements

During the three months ended December 28, 2013 the Company identified errors related to income taxes and inventory in its unaudited interim condensed consolidated financial statements for the three and nine months period ended September 28, 2013. The provision for income taxes was overstated by $0.2 million in the three months period ended September 28, 2013 as a result of the stock-based compensation expense from the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”) being inappropriately included in the determination of the deferred income tax benefit.  The benefit for income taxes was cumulatively overstated by $1.8 million in the nine months period ended September 28, 2013. Furthermore, the net benefit from the sale of previously written down inventory was cumulatively understated by $0.1 million in the nine months period ended September 28, 2013 due to an error in the calculation.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company assessed the materiality of the above errors both individually and in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99, and based on an analysis of quantitative and qualitative factors, determined that the errors were not material to the Company’s September 28, 2013 interim condensed consolidated financial statements and, therefore, these previously issued condensed consolidated financial statements could continue to be relied upon and that amendments of the previously filed Quarterly Reports on Form 10-Q were not required. However, if the aggregated corrections were recorded in the three months ended December 28, 2013, the cumulative errors would be material to the financial results for the three months ended December 28, 2013. Accordingly, the Company had previously revised its condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and nine months ended September 28, 2013 as presented herein to correct these errors.

The following table sets forth the impact of the accounting errors on the previously reported condensed consolidated statements of operations for the three and nine months ended September 28, 2013 (in thousands, except per share amounts):

	Three Months ended September 28, 2013				Nine Months ended September 28, 2013
	(As Reported)	Income Tax Adjustment	Inventory Adjustment	(As Revised)	(As Reported)	Income Tax Adjustment	Inventory Adjustment	(As Revised)
Consolidated Statement of Operations Data:
Revenue:
Product	$29,146	$—	$—	$29,146	$70,019	$—	$—	$70,019
Services	9,840	—	—	9,840	27,189	—	—	27,189
Total revenue	38,986	—	—	38,986	97,208	—	—	97,208
Cost of revenue:
Product	6,744	—	45	6,789	18,566	—	(109)	18,457
Services	993	—	—	993	3,557	—	—	3,557
Total cost of revenue	7,737	—	45	7,782	22,123	—	(109)	22,014
Gross profit	31,249	—	(45)	31,204	75,085	—	109	75,194
Research and development	8,958	—	—	8,958	31,726	—	—	31,726
Sales and marketing	15,485	—	—	15,485	54,020	—	—	54,020
General and administrative	4,696	—	—	4,696	20,893	—	—	20,893
Total operating expenses	29,139	—	—	29,139	106,639	—	—	106,639
Income (loss) from operations	2,110	—	(45)	2,065	(31,554)	—	109	(31,445)
Interest income	32	—	—	32	35	—	—	35
Other expense, net	(52)	—	—	(52)	(77)	—	—	(77)
Income (loss) before income tax benefit (provision)	2,090	—	(45)	2,045	(31,596)	—	109	(31,487)
Income tax (provision) benefit	(704)	202	—	(502)	23,838	(1,800)	—	22,038
Net income (loss)	$1,386	$202	$(45)	$1,543	$(7,758)	$(1,800)	$109	$(9,449)
Accretion of preferred stock to redemption value and issuance costs	—	—	—	—	(1,088)	—	—	(1,088)
Loss distributable to preferred stockholders	—	—	—	—	1,107	—	—	1,107
Net income (loss) attributable to common stockholders	$1,386	$202	$(45)	$1,543	$(7,739)	$(1,800)	$109	$(9,430)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04			$0.05	$(0.34)			$(0.42)
Diluted	$0.04			$0.05	$(0.34)			$(0.42)

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the impact of the accounting errors on the previously reported condensed consolidated statements of comprehensive income (loss) for the three and nine month ended September 28, 2013 (in thousands):

	Three Months ended September 28, 2013				Nine Months ended September 28, 2013
	(As Reported)	Income Tax Adjustment	Inventory Adjustment	(As Revised)	(As Reported)	Income Tax Adjustment	Inventory Adjustment	(As Revised)
Net income (loss)	$1,386	$202	$(45)	$1,543	$(7,758)	$(1,800)	$109	$(9,449)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale investments, net of taxes	5	—	—	5	5	—	—	5
Comprehensive income (loss)	1,391	202	(45)	1,548	(7,753)	(1,800)	109	(9,444)
Accretion of preferred stock to redemption value and issuance costs	—	—	—	—	(1,088)	—	—	(1,088)
Loss distributable to preferred stockholders	—	—	—	—	1,107	—	—	1,107
Comprehensive income (loss) attributable to common stockholders	$1,391	$202	$(45)	$1,548	$(7,734)	$(1,800)	$109	$(9,425)

The following table sets forth the impact of the accounting errors on the previously reported consolidated statements of cash flows for the nine month ended September 28, 2013:

	Nine Months ended September 28, 2013
	(As Reported)	Income Tax Adjustment	Inventory Adjustment	(As Revised)
Cash flows from operating activities:
Net loss	$(7,758)	$(1,800)	$109	$(9,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,964	—	—	1,964
Stock-based compensation expense	25,357	—	—	25,357
Deferred income taxes	(23,982)	1,800	—	(22,182)
Inventory write-down	645	—	—	645
Changes in operating assets and liabilities:
Inventories	3,180	—	(109)	3,071
Net cash provided by operating activities	1,045	—	—	1,045

Cash flows from investing activities:
Net cash used in investing activities	(43,168)	—	—	(43,168)

Cash flows from financing activities:
Net cash provided by financing activities	88,505	—	—	88,505

Net increase in cash and cash equivalents	46,382	—	—	46,382
Cash and cash equivalents at beginning of period	18,675	—	—	18,675
Cash and cash equivalents at end of period	$65,057	$—	$—	$65,057

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

Cash Equivalents and Marketable Securities

All highly liquid marketable securities with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income. All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense, net in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Customers that represented more than 10% of total revenue and accounts receivable are the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Percent of Net Revenue:
Customer A (distributor)	46%	55%	43%	53%
Customer B (distributor)	14%	10%	17%	*

* Represents less than 10% of total revenue

	As of
	September 27,	December 28,
	2014	2013
Percent of Accounts Receivable:
Customer A (distributor)	39%	23%
Customer B (distributor)	17%	11%

In the three and nine months ended September 27, 2014 and September 28, 2013, no end-user customer accounted for 10% or more of total revenue.

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

In the three and nine months ended September 27, 2014, the Company recognized a $0.4 million and a $2.9 million inventory write-down within cost of revenue and a $0.1 million and $0.8 million recovery from the sale of previously written-down inventory. In the three and nine months ended September 28, 2013, the Company recognized a $0.2 million and $0.6 million inventory write-down within cost of revenue and a $0.3 million and $1.0 million recovery from the sale of previously written-down inventory.

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

When the Company enters in arrangements to provide more than one product or service (“multiple deliverables”), these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. The Company has established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market and the Company does not consider its products to be similar to or interchangeable with its competitors’ products in standalone sales to similarly situated customers. For deliverables with no established VSOE such as standard product offerings, the Company determines the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. The Company monitors and evaluates BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.

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

Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 27, 2014 and December 28, 2013, deferred product costs were $1.2 million and $0.9 million, respectively.

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

Income Taxes

The Company account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of any viable tax planning strategies. In the event that the Company change its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive (loss) income comprises of all components of net (loss) income and all components of other comprehensive income (loss) within stockholders’ equity. The Company’s other comprehensive income (loss) includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of this ASU will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently evaluating the potential impact, if any, of this accounting standard update on its future condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The effective date of this ASU will be for annual period ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not currently expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash, Cash Equivalents and Short-Term Investments

The Company measures its financial instruments at fair value on a recurring basis. The components of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	September 27,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$17,909	$17,909	$—	$—
Total cash equivalents	17,909	$17,909	$—	$—
Cash	9,144
Total cash and cash equivalents	$27,053
Short-term investments:
Corporate debt securities	$60,563	$—	$60,563	$—
U.S. agency debt securities	27,964	—	27,964	—
U.S. government securities	18,503	—	18,503	—
Total short-term investments	$107,030	$—	$107,030	$—

		Fair Value Measured Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 28,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$79,100	$79,100	$—	$—
Corporate debt securities	501	—	501	—
Total cash equivalents	79,601	$79,100	$501	$—
Cash	307
Total cash and cash equivalents	$79,908
Short-term investments:
Corporate debt securities	$42,210	$—	$42,210	$—
U.S. agency debt securities	11,035	—	11,035	—
U.S. government securities	4,997	—	4,997	—
Total short-term investments	$58,242	$—	$58,242	$—

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents. The Company holds money market funds that invest primarily in high-quality short-term money-market instruments, and these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  These available-for-sale investments are presented as current assets as they are available for current operations.

Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the nine months ended September 27, 2014.  As of September 28, 2013, the Company incorrectly classified $3.0 million of U.S. government agency securities as level 1 instead of level 2.  The transfer of such amounts from level 1 to level 2 was not deemed to be material to the condensed consolidated financial statements.

As of September 27, 2014 and December 28, 2013, the Company had no liabilities measured at fair value.

Financial instruments measured at amortized costs, gross unrealized gain, gross unrealized loss and fair value by significant investment categories are summarized as follows (in thousands):

	As of September 27, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Costs	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$17,909	$—	$—	$17,909
Cash and cash equivalents:	9,144	—	—	9,144
Total cash and cash equivalents	$27,053	$—	$—	$27,053
Short-term investments:
Corporate debt securities	$60,563	$26	$(26)	$60,563
U.S. agency debt securities	27,959	10	(5)	27,964
U.S. government securities	18,481	23	(1)	18,503
Total short-term investments	$107,003	$59	$(32)	$107,030

The Company’s realized gain was immaterial in the nine months ended September 27, 2014. There were no securities in a continuous loss position for 12 months or longer as of September 27, 2014 and December 28, 2013.

The contractual maturity dates of the Company’s cash, cash equivalents and short-term investments were summarized as follows (in thousands):

	As of
	September 27,	December 28,
	2014	2013
Due within one year	$66,207	$100,674
Due between one and two years	40,823	37,169
Total	107,030	137,843
Cash and cash equivalents	27,053	307
Total cash, cash equivalents and short-term investments	$134,083	$138,150

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Balance Sheet Components

Inventories

Inventories are comprised of the following (in thousands):

	As of
	September 27,	December 28,
	2014	2013
Raw materials	$823	$59
Finished goods	5,940	1,425
Total inventories	$6,763	$1,484

Accrued Liabilities

The following table presents the components of accrued liabilities (in thousands):

	As of
	September 27,	December 28,
	2014	2013
Accrued employee related costs	$7,063	$10,067
Accrued inventory and other purchases	2,155	2,961
Accrued professional services	1,016	1,028
Accrued employee stock purchase plan contributions	802	3,558
Accrued payroll and other taxes	588	1,908
Accrued warranty	406	384
Income taxes payable	394	196
Accrued cooperative marketing funds	389	303
Deferred rent	387	293
Sales return reserve	159	191
Other accruals	1,907	1,512
Total accrued liabilities	$15,266	$22,401

Accrued Warranty

The following table presents the activity related to the current and non-current product warranty within accrued liabilities and other non-current liabilities (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Balance at beginning of period	$686	$350
Accrual for warranties issued during the period	708	452
Adjustments to warranty accrued	107	223
Actual costs incurred	(758)	(447)
Balance at end of period	$743	$578

	As Of
	September 27,	December 28,
	2014	2013
Reported as:
Current	$406	$384
Non-current	337	302
Total accrued warranty	$743	$686

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains from available-for-sale securities.

The following summarizes the activity within accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income
			Unrealized
	Unrealized	Income Tax	Gains, net of
	Gains	Provision	taxes
Balance as of December 28, 2013	$23	$—	$23
Change in net unrealized gains	4	—	4
Balance as of September 27, 2014	27	—	27

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

As of September 27, 2014 and December 28, 2013, the Gigamon LLC members’ distribution payable balance was zero and $0.5 million, respectively.

6. Commitments and Contingencies

Lease Commitments

The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through November 2018. The Company has also entered into lease agreements for additional office space for sales offices in Australia, New York, Virginia, China, Japan, Hong Kong, Russia, Singapore, France and Dubai. The Company’s lease on its former headquarters in Milpitas, California terminated in June 2014. The Company recognizes rent expense on a straight–line basis over the lease period.

Rent expense related to the Company’s operating leases was $0.8 million and $0.3 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $2.2 million and $0.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 27, 2014 were as follows (in thousands):

Fiscal Year:
2014 (remaining three months)	$826
2015	3,286
2016	3,253
2017	3,337
2018	957
Thereafter	82
$11,741

Purchase Commitments

As of September 27, 2014 and December 28, 2013, the Company’s purchase orders for inventories and related components totaled $3.4 million and $7.5 million, respectively.

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

As of September 27, 2014, the Company had 32,543,414 shares of common stock issued and outstanding.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock

The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 27, 2014, the Company had no shares of preferred stock issued or outstanding.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance and the number of authorized shares under the ESPP is subject to increase on an annual basis. In the nine months ended September 27, 2014, the Board authorized an additional 439,422 shares of common stock for future issuance under the ESPP. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In the nine months ended September 27, 2014, there were two purchase periods that resulted in issuance of 458,327 shares of common stock at a weighted average purchase price of $12.93 per share. On August 15, 2014 the Company started a new offering period at a new offering price based on the closing price of the Company’s common stock on the same date.  The Company concluded that starting a new offering period prior to the completion of the existing 24 months offering period resulted in an accounting modification and accordingly, recorded $1.0 million of incremental compensation charge to be recognized over the remaining life of the ESPP offering period.

Equity Award Plans

The Company maintains two stock-based compensation plans: the 2013 Equity Incentive Plan (the “2013 Equity Plan”) and the 2012 Unit Option Plan (the “2012 Plan”). The 2013 Equity Plan serves as the successor to the 2012 Plan and permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to employees, directors and consultants of the Company.  The 2013 Equity Plan is authorized to issue up to a maximum of 4,394,221 shares of common stock for future issuance, including 1,464,740 shares of common stock authorized by the Board in the nine months ended September 27, 2014, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s following fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. As of September 27, 2014, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 2,127,839 shares and 1,982,295 shares of the Company’s common stock, respectively.

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

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option activity related to shares of common stock under the Company’s Option Plans:

			Weighted-
	Number of	Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Life	Intrinsic Value
			(Years)	(in thousands)
Balance — December 28, 2013	3,378,303	$9.77	8.78	$62,725
Stock options granted	646,444	20.21
Stock options exercised	(754,527)	6.75
Stock options cancelled	(771,582)	11.78
Balance — September 27, 2014	2,498,638	$12.77	8.35	$4,699
Vested and expected to vest — September 27, 2014	2,299,717	$12.54	8.27	$4,536
Exercisable — September 27, 2014	822,726	$8.90	8.01	$2,818

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $10.81 and $28.29 as of September 27, 2014 and December 28, 2013, respectively, for the total number of underlying options. Weighted-average fair value per share for stock option awards vested in the nine months ended September 27, 2014 and September 28, 2013 was $11.02 and $13.16, respectively. As of September 27, 2014 and December 28, 2013, there were 34,665 shares and 39,998 shares of common stock subject to stock options with performance-based vesting criteria.

In the three and nine months ended September 27, 2014, the Company accelerated the vesting of 18,350 and 31,211 shares of common stock pursuant to outstanding stock options, respectively, and 1,639 and 9,347 RSUs, respectively, of certain employees, pursuant to the terms of their severance agreements. This accelerated vesting resulted in an additional charge of $0.1 million in the three months ended September 27, 2014. However, during the nine months ended September 27, 2014 we had a net expense reversal of $0.4 million since the fair value of the accelerated options and RSUs was lower than the previously recognized stock-based compensation expense.

In the nine months ended September 27, 2014, the Company modified certain stock option grants covering 10,666 shares of common stock to restrict these options to cash settlement upon future exercises, for which these stock options are marked-to-market as of each balance sheet until their settlement dates. Stock-based compensation recognized in connection with these modified stock options was immaterial in the nine months ended September 27, 2014. As of September 27, 2014, unrecognized stock-based compensation expense related to these modified stock options was immaterial.

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

The following table summarizes the RSU activity under the Company’s Option Plans:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	RSUs	Grant Date	Contractual	Aggregate
	Outstanding	Fair Value	Life (Years)	Intrinsic Value
				(in thousands)
Balance — December 28, 2013	840,949	$21.00	1.40	$23,790
RSUs granted	1,368,724	20.74
RSUs released	(303,805)	19.79
RSUs cancelled	(293,742)	24.31
Balance — September 27, 2014	1,612,126	$20.40	1.49	$17,427
Vested and expected to vest — September 27, 2014	1,386,003	$20.35	1.39	$14,983

Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $10.81 and $28.29 as of September 27, 2014 and December 28, 2013, respectively, for the total number of underlying RSUs.

Stock-based Compensation Expense

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock option awards:
Expected term (in years)	5.3-6.1	6.1	5.3-6.1	5.0-6.3
Risk-free interest rate	1.86%-1.90%	1.84%	1.69%-1.89%	0.89%-1.84%
Expected volatility	58.6%	63.3%	59.4%-61.9%	63.3%-65.3%
Expected dividend rate	— %	— %	— %	— %
Grant date fair value per award	$5.94-$6.16	$21.91	$5.94-$32.06	$9.44-$21.91

ESPP purchase rights:
Expected term (in years)	1.13	1.13	0.88-1.13	1.13
Risk-free interest rate	0.05%-0.42%	0.08%-0.20%	0.05%-0.42%	0.08%-0.20%
Expected volatility	53.1%-59.2%	53.6%-63.1%	53.1%-63.1%	53.6%-63.1%
Expected dividend rate	— %	— %	— %	— %
Grant date fair value per share	$3.48-$4.91	$12.11-$15.68	$3.48-$13.06	$12.11-$15.68

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Cost of revenue	$444	$340	$1,363	$3,049
Research and development	1,272	2,468	5,925	8,846
Sales and marketing	1,089	2,735	6,287	8,427
General and administrative	1,933	1,524	5,060	5,035
Total stock-based compensation expense	$4,738	$7,067	$18,635	$25,357

As of September 27, 2014, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, of $6.8 million, $14.5 million and $5.6 million, respectively, will be amortized over a weighted-average remaining period of 1.2 years, 1.5 years and 0.9 years, respectively. There was no capitalized stock-based compensation expense for any period presented as they were not material to the overall financial statements.

8. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.5 million and $0.4 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $1.7 million and $1.3 million for nine months ended September 27, 2014 and September 28, 2013, respectively.

9. Income Tax

The Company recorded a provision for income taxes of $0.1 million and $21.1 million for the three and nine months ended September 27, 2014, respectively. The provision for the three months ended September 27, 2014 primarily related to taxes assessed by foreign jurisdictions.  The provision for income taxes for the nine months ended September 27, 2014, was primarily related to the establishment of a valuation allowance against the Company’s deferred tax assets in the United States during the second quarter of fiscal 2014 and for taxes assessed by foreign jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision.  To date, no such interest and penalties have been accrued.

The Company files annual income tax returns in multiple taxing jurisdictions on a worldwide basis. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. As of September 27, 2014, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on the Company's financial position or results of operations.

10. Net (loss) income per Share

Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common stock outstanding for the period.

Diluted net (loss) income per share attributable to common stockholders is computed by giving effect to all potential dilutive securities outstanding during the period, including stock options, RSUs and ESPP purchase rights. The computation of diluted net (loss) income per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding awards is computed using the treasury stock method. Prior to the Company’s IPO in June 2013, the Company’s diluted net income (loss) per share calculation excluded stock options and RSUs with vesting contingent upon an IPO or a liquidity event as the IPO did not occur until June 2013. In periods when the Company incurred a net loss, potential dilutive securities outstanding were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was antidilutive.

Gigamon Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective June 17, 2013, all shares of then-outstanding redeemable convertible preferred stock were converted to common stock and are included in the weighted-average shares used to compute net loss per share starting from the conversion date. Prior to the Series A Conversion the net income (loss) per share in the three months ended June 29, 2013 was presented in conformity with the two-class method as the then- Series A was considered a participating security due to its rights of cumulative preferred return. Under the two-class method, net income (loss) is allocated between common stock and other participating securities based on their participating rights. Accordingly, loss allocated to redeemable convertible preferred stock and the related number of outstanding shares of redeemable convertible preferred stock has been excluded from the computation of basic and diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 27, 2014 and September 28, 2013.

The following table presents the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
Numerator:
Net (loss) income attributable to common stockholders	$(2,992)	$1,543	$(43,696)	$(9,430)
Denominator:
Weighted average shares used for basic net (loss) income per share computation	32,354	30,933	32,028	22,529
Weighted average effect of diluted securities: Equity awards and purchase rights	—	1,621	—	—
Weighted average shares used for diluted net (loss) income per share computation	32,354	32,554	32,028	22,529
Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(0.09)	$0.05	$(1.36)	$(0.42)

The following potentially dilutive securities were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Equity awards to purchase common stock	2,391	724	6,176	5,524

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
United States	$28,856	$29,976	$76,647	$72,531
Rest of Americas	2,917	1,369	8,491	4,448
Europe, Middle East and Africa	4,433	5,011	13,105	12,106
Asia Pacific	3,062	2,630	7,636	8,123
Total	$39,268	$38,986	$105,879	$97,208

The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	September 27,	December 28,
	2014	2013
United States	$7,884	$4,203
Other	186	186
Total	$8,070	$4,389

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

In fiscal 2014, we launched NetFlow Generation and SSL Decryption, new GigaSMART applications, as well as GigaVUE-HC2, our latest Visibility Fabric platform, which offers increased agility and versatility when combined with our GigaSMART applications.

Our revenue increased from $39.0 million in the three months ended September 28, 2013 to $39.3 million in the three months ended September 27, 2014, representing 1% growth from sales of our products and services to existing and new customers. In the three months ended September 27, 2014, we added 81 new customers as compared to 86 new customers in the three months ended September 28, 2013. In the nine months ended September 27, 2014, our revenue increased to $105.9 million from $97.2 million in the nine months ended September 28, 2013, representing 9% growth.  Net loss attributable to common stockholders was $3.0 million and $43.7 million in the three and nine months ended September 27, 2014, respectively, compared to $1.5 million net income and $9.4 million net loss in the three and nine months ended September 28, 2013, respectively. We used cash in operations of $4.9 million in the nine months ended September 27, 2014 and generated positive net operating cash flows of $1.0 million in the nine months ended September 28, 2013.

Key Performance Indicators of Our Business

We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
Key Performance Indicators:
Revenue	$39,268	$38,986	$105,879	$97,208
Gross margin	77%	80%	76%	77%
Income (loss) from operations	$(2,980)	$2,065	$(22,756)	$(31,445)
Deferred revenue	$49,388	$40,945	$49,388	$40,945

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

The financial data presented herein for the three and nine months ended September 28, 2013, has been revised to correct immaterial accounting errors as described in Note 2 to the condensed consolidated financial statements.

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

Gross profit and gross margin

Gross profit has been and will continue to be affected by a variety of factors including shipment volumes, changes in the mix of products and services sold, changes in our product costs including any inventory write-downs, new product introductions and upgrades to existing products, changes in customer mix, changes in pricing and the extent of customer rebates and incentive programs. We expect our gross margin to fluctuate over time depending on a variety of factors, including those described above, and may decrease over the longer-term in the event that we experience additional competitive pricing pressure.

Operating expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salary, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. From December 28, 2013 through September 27, 2014, we increased headcount attributable to our operating expenses from 326 to 363. We expect overall operating expenses, including stock-based compensation expense, to increase in absolute dollars in the fourth quarter of fiscal 2014 as compared to the three months ended September 27, 2014.

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

Income tax (provision) benefit

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

We recorded a provision for income taxes of $0.1 million and $21.1 million for the three and nine months ended September 27, 2014, respectively. The provision for the three months ended September 27, 2014 primarily related to taxes assessed by foreign jurisdictions.  The provision for income taxes for the nine months ended September 27, 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States during the second quarter of fiscal 2014 and for taxes assessed by foreign jurisdictions.  As of June 28, 2014 it was assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million was charged to the income tax provision.

The recording of $24.6 million of valuation allowance was primarily due to ongoing losses and the uncertainty regarding future results adjusted for permanent differences which have resulted in a more likely than not determination that our deferred tax assets would not be realized. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain extraordinary and other items, and future forecasted income by jurisdiction. The benefit from income taxes for six months ended June 29, 2013 was $25.0 million in the initial recognition of deferred tax assets, upon the conversion of the limited liability company to a corporation, partially offset by current foreign taxes.  We are also subject to state taxes in certain states that may assess capital taxes or taxes based on gross receipts. We also have a subsidiary in a foreign jurisdiction, which is subject to income taxes in the jurisdictions in which it operates.

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

Total stock-based compensation expense, net of estimated forfeitures, in three and nine months ended September 27, 2014 was $4.7 million and $18.6 million, respectively, compared to $7.1 million and $25.4 million in the three and nine months ended September 28, 2013, respectively.  Total stock-based compensation expense decreased $2.3 million and $6.7 million in the three and nine months ended September 27, 2014 compared to the three and nine months ended September 28, 2013, respectively.  The decrease in the three months ended September 27, 2014 compared to the three months ended September 28, 2013 was primarily due to a $1.9 million decrease in ESPP compensation expense as a result of lower fair value of the offering price in the three months ended September 27, 2014 compared to the three months ended September 28, 2013.  The decrease in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013 was primarily due to a one time stock option compensation charge of $8.5 million that resulted from issuance of fully vested 448,349 shares of our common stock at a weighted average exercise price of $0.02 per share in the nine months ended September 28, 2013.  As of September 27, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, was $26.8 million.  To the extent forfeiture rates are different from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
Consolidated Statement of Operations Data:
Revenue:
Product	$26,180	$29,146	$68,804	$70,019
Services	13,088	9,840	37,075	27,189
Total revenue	39,268	38,986	105,879	97,208
Cost of revenue:
Product	7,396	6,789	20,682	18,457
Services	1,601	993	4,725	3,557
Total cost of revenue	8,997	7,782	25,407	22,014
Gross profit	30,271	31,204	80,472	75,194
Operating expenses:
Research and development	10,086	8,958	31,884	31,726
Sales and marketing	17,948	15,485	55,676	54,020
General and administrative	5,217	4,696	15,668	20,893
Total operating expenses	33,251	29,139	103,228	106,639
Income (loss) from operations	(2,980)	2,065	(22,756)	(31,445)
Interest income	82	32	216	35
Other income (expense), net	(28)	(52)	(63)	(77)
Income (loss) before provision for income taxes	(2,926)	2,045	(22,603)	(31,487)
Income tax (provision) benefit	(66)	(502)	(21,093)	22,038
Net income (loss)	(2,992)	1,543	(43,696)	(9,449)

Net income (loss) includes Performance Unit Plan (PUP) and stock-based compensation expense allocated as follows:

PUP expense:
Cost of revenue	$—	$—	$—	$353
Research and development	—	—	—	5,188
Sales and marketing	—	—	—	7,991
General and administrative	—	—	—	6,839
Total PUP expense	$—	$—	$—	$20,371

Stock-based compensation expense:
Cost of revenue	$444	$340	$1,363	$3,049
Research and development	1,272	2,468	5,925	8,846
Sales and marketing	1,089	2,735	6,287	8,427
General and administrative	1,933	1,524	5,060	5,035
Total stock-based compensation expense	$4,738	$7,067	$18,635	$25,357

Percentage of Total Revenue:
Revenue:
Product	67%	75%	65%	72%
Services	33%	25%	35%	28%
Total revenue:	100%	100%	100%	100%
Cost of revenue	23%	20%	24%	23%
Gross margin	77%	80%	76%	77%
Operating expenses:
Research and development	26%	23%	30%	33%
Sales and marketing	46%	40%	53%	56%
General and administrative	13%	12%	15%	21%
Total operating expenses	85%	75%	97%	110%
Income (loss) from operations	(8%)	6%	(21%)	(32%)
Interest income	0%	0%	0%	0%
Other expense, net	(0%)	0%	0%	0%
Income (loss) before income tax benefit (provision)	(8%)	6%	(21%)	(32%)
Income tax benefit (provision)	(0%)	(1%)	(20%)	23%
Net income (loss)	(8%)	5%	(42%)	(10%)

We have revised our condensed consolidated financial statements for the three and nine months ended September 28, 2013 as described in Note 2, Revision of Prior Condensed Consolidated Financial Statements, included in Part I - Item I – Financial Statements (unaudited).

Comparison of the three and nine months ended September 27, 2014 and September 28, 2013

Revenue

	Three Months Ended				Nine Months Ended
	September 27,	September 28,	Increase/	% Increase	September 27,	September 28,	Increase/	% Increase
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Revenue:
Product	$26,180	$29,146	$(2,966)	(10%)	$68,804	$70,019	$(1,215)	(2%)
Services	13,088	9,840	3,248	33%	37,075	27,189	9,886	36%
Total revenue	$39,268	$38,986	$282	1%	$105,879	$97,208	$8,671	9%

Product revenue decreased $3.0 million in the three months ended September 27, 2014 compared to the three months ended September 28, 2013, primarily due to a $7.0 million decrease in sales from our G-Series products, partially offset by increased sale of our high density, H-Series products. Revenue from our H-Series products increased to $22.8 million in the three months ended September 27, 2014, compared to $18.7 million in the three months ended September 28, 2013.

Product revenue decreased $1.2 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013, primarily due to a $13.8 million decrease in sales of our G-Series products offset in part by an increase in the volume of sales of our H-Series products by $12.6 million.

Services revenue increased $3.2 million and $9.9 million in the three and nine months ended September 27, 2014 compared to the three and nine months ended September 28, 2013, respectively, primarily due to the growth in our installed base at our end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013		%	September 27, 2014	September 28, 2013		% Increase/
		(As Revised)	Increase	Increase		(As Revised)	Increase	(Decrease)
	(dollars in thousands)
Cost of revenue:
Product	$7,396	$6,789	$607	9%	$20,682	$18,457	$2,225	12%
Services	1,601	993	608	61%	4,725	3,557	1,168	33%
Total cost of revenue	$8,997	$7,782	$1,215	16%	$25,407	$22,014	$3,393	15%

Gross margin:
Product	72%	77%			70%	74%
Services	88%	90%			87%	87%
Total gross margin	77%	80%			76%	77%
PUP expense included in:
Cost of revenue	$—	$—	$—	*	$—	$353	$(353)	*
Stock-based compensation expense included in:
Cost of revenue	$444	$340	$104	31%	$1,363	$3,049	$(1,686)	(55%)

* Percentage is not meaningful

Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013

Total gross margin decreased to 77% in the three months ended September 27, 2014, compared to 80% in the three months ended September 28, 2013, primarily due to higher inventory write-down of $0.2 million and higher personnel costs and allocated expenses of $0.7 million for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013.

Product gross margin decreased to 72% in the three months ended September 27, 2014 compare to 77% in the three months ended September 28, 2013, primarily due to inventory write-down of $0.2 million, an increase in personnel costs and allocated expenses of $0.1 million and an increase in stock-based compensation expense of $0.2 million for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013.

Services gross margin decreased to 88% in the three months ended September 27, 2014 from 90% in the three months ended September 28, 2013, primarily due to a $0.6 million increase in personnel costs and allocated expenses to support the higher number of maintenance and support contracts.

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013

Total gross margin decreased to 76% in the nine months ended September 27, 2014, compared to 77% in the nine months ended September 28, 2013, primarily due to a net increase in inventory write-down of $2.3 million, offset in part by decrease in stock-based compensation expense and PUP expenses of $2.0 million.

Product gross margin decreased to 70% in the nine months ended September 27, 2014 from 74% in the nine months ended September 28, 2013, primarily attributable to a net increase of $2.3 million of inventory write-down, offset in part by a $1.3 million decrease in stock-based compensation and PUP expenses.

Services gross margin was consistent at 87% for the nine months ended September 27, 2014 and for the nine months ended September 28, 2013, due to $1.7 million increase in personnel costs and allocated expeses to support the higher number of maintenance and support contracts, offset by $0.7 million decrease in stock-based compensation and PUP expenses.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 27,	September 28,	Increase/	% Increase/	September 27,	September 28,	Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
	(dollars in thousands)
Operating expenses:
Research and development	$10,086	$8,958	$1,128	13%	$31,884	$31,726	$158	0%
Sales and marketing	17,948	15,485	2,463	16%	55,676	54,020	1,656	3%
General and administrative	5,217	4,696	521	11%	15,668	20,893	(5,225)	(25%)
Total operating expenses	$33,251	$29,139	$4,112	14%	$103,228	$106,639	$(3,411)	(3%)
PUP expense included in:
Research and development	$—	$—	$—	*	$—	$5,188	$(5,188)	*
Sales and marketing	—	—	—	*	—	7,991	(7,991)	*
General and administrative	—	—	—	*	—	6,839	(6,839)	*
Total PUP expense	$—	$—	$—	*	$—	$20,018	$(20,018)	*
Stock-based compensation expense included in:
Research and development	$1,272	$2,468	$(1,196)	(48%)	$5,925	$8,846	$(2,921)	(33%)
Sales and marketing	1,089	2,735	(1,646)	(60%)	6,287	8,427	(2,140)	(25%)
General and administrative	1,933	1,524	409	27%	5,060	5,035	25	0%
Total stock-based compensation expense	$4,294	$6,727	$(2,433)	(36%)	$17,272	$22,308	$(5,036)	(23%)

* Percentage is not meaningful

Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013

Research and development expenses increased $1.1 million in the three months ended September 27, 2014 compared to the three months ended September 28, 2013. This increase was due to $1.9 million increase in personnel and allocated expenses primarily driven by increased headcount, a $0.2 million increase in prototype expenses, and a $0.2 million increase in depreciation expenses partially offset by a $1.2 million decrease in stock-based compensation expense.

Sales and marketing expenses increased $2.5 million in the three months ended September 27, 2014 compared to the three months ended September 28, 2013. This increase was due to $3.3 million increase in personnel and allocated expenses primarily driven by increased headcount, a $0.3 million increase in tradeshow and promotional expenses, and a $0.3 million increase in travel related expenses partially offset by a $1.6 million decrease in stock-based compensation expenses.

General and administrative expenses increased $0.5 million in the three months ended September 27, 2014 compared to the three months ended September 28, 2013. The increase in general and administrative expenses was primarily due to $0.4 million increase in stock-based compensation expense and a $0.1 million increase in professional services expenses.

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013

Research and development expenses increased $0.2 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The increase in research and development expenses was primarily due to increased headcount, offset by a $5.2 million decrease in the PUP related costs and a $2.9 million decrease in stock-based compensation expense.  Excluding these PUP and stock-based compensation expenses, research and development expenses increased by $8.3 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This increase was primarily due to a $6.7 million increase in personnel and allocated expenses driven by increased headcount, a $1.0 million increase in prototype expenses and a $0.5 million increase in depreciation expenses.

Sales and marketing expenses increased $1.7 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The increase in sales and marketing expenses was primarily due to increased headcount, offset by a $8.0 million decrease in the PUP related costs and a $2.1 million decrease in stock-based compensation expense. Excluding these PUP and stock-based compensation expenses, sales and marketing expenses increased by $11.8 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This increase was primarily due to $9.8 million increase in personnel and allocated expenses, a $1.1 million increase in promotional expenses, and a $0.7 million increase in travel expenses.

General and administrative expenses decreased $5.2 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The decrease in general and administrative expenses was primarily due to a $6.8 million decrease in PUP related costs.  Excluding these PUP expenses, general and administrative expenses increased by $1.6 million in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This increase was primarily due to a $0.5 million increase in personnel and allocated expenses, a $0.5 million increase in business insurance and franchise tax expenses, and a $0.3 million increase in depreciation expenses.

Income Tax (Provision) Benefit

	Three Months Ended				Nine Months Ended
	September 27,	September 28,			September 27,	September 28,
	2014	2013	Increase/	% Increase	2014	2013	Increase/	% Increase
		(As Revised)	(Decrease)	(Decrease)		(As Revised)	(Decrease)	(Decrease)
	(dollars in thousands)
Income tax (provision) benefit	$(66)	$(502)	$(436)	(87%)	$(21,093)	$22,038	$(43,131)	(196%)

We account for income taxes under the asset and liability approach.  This process involves estimating our actual current tax exposure and including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets.  In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future forecasted taxable income or losses.

The provision for income taxes for the nine months ended September 27, 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 management assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million and was charged to the income tax provision.

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

Non-GAAP Financial Measures

We report all financial information required in accordance with U.S. generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts, primarily non-cash charges, that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense and related payroll taxes in managing our operations. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net (loss) income and non-GAAP net (loss) income per share, which exclude these expenses, when evaluating our ongoing operations and allocating resources within the organization.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
		(As Revised)		(As Revised)
GAAP net (loss) income attributable to common stockholders	$(2,992)	$1,543	$(43,696)	$(9,430)
Stock-based compensation expense	4,738	7,067	18,635	25,357
Stock-based compensation related payroll taxes	41	—	798	—
Accretion of preferred stock to redemption value and issuance costs	—	—	—	1,088
Loss distributable to preferred stockholders	—	—	—	(1,107)
Performance unit plan compensation expense	—	—	—	20,371
Tax benefit upon conversion of LLC to a C Corporation**	—	—	—	14,811
Income tax effect of non-GAAP adjustments**	(604)	(2,872)	22,080	(41,167)
Non-GAAP net income (loss) income	$1,183	$5,738	$(2,183)	$9,923
Basic and diluted GAAP net (loss) income per share attributable to common stockholders	$(0.09)	$0.05	$(1.36)	$(0.42)
Basic Non-GAAP net income (loss) per share	$0.04	$0.19	$(0.07)	$0.44
Diluted Non-GAAP net income (loss) per share	$0.04	$0.18	$(0.07)	$0.34

** Non-GAAP tax provision excludes the tax benefits upon conversion of LLC to a C corporation, the recording of valuation allowance on the deferred tax assets, the tax benefit relating to stock-based compensation expense as well as uses a long-term projected tax rate for the 2014 annual periods applied to interim results.

Liquidity and Capital Resources

As of September 27, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments of $134.1 million, the majority of which was held in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of September 27, 2014, we had no material commitments for capital expenditures.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Cash (used in) provided by operating activities	$(4,869)	$1,045
Cash used in investing activities	$(55,684)	$(43,168)
Cash provided by financing activities	$7,698	$88,505

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

Net cash used in operating activities of $4.9 million for the nine months ended September 27, 2014  primarily comprised of $43.7 million net loss and  $7.3 million from changes in our operating assets and liabilities offset in part by $46.2 million of non-cash charges. These non-cash charges primarily include changes in the deferred tax assets of $20.9 million, $18.6 million stock-based compensation expenses, and depreciation and amortization expenses of $3.7 million. The $7.3 million use of cash from changes in operating assets and liabilities included an increase in inventory of $7.6 million, decrease in accrued and other liabilities of $5.9 million, and an increase in prepaid expenses and other assets of $2.2 million offset by cash generated from a reduction in accounts receivable of $5.0 million, a $1.9 million increase in deferred revenue and a $1.5 million increase in accounts payable.  The reduction in accounts receivables was due to improved collections.  In addition, our days sales outstanding decreased to 45 days as of September 27, 2014 from 52 days as of December 28, 2013, due to the improved shipment linearity.

Net cash provided by operating activities of $1.0 million for the nine months ended September 28, 2013 primarily comprise of $9.4 million net loss, non-cash expenses of $5.8 million, and $4.7 million cash inflow from changes in our operating assets and liabilities.  The $4.7 million change in our net operating assets and liabilities was primarily due to an increase in deferred revenue of $10.1 million driven by growth in our established base of maintenance and support contracts, partially offset by an increase in accounts receivables of $6.4 million due to increased revenue and timing of invoicing.  The non-cash charges of $5.8 million primarily consisted of stock-based compensation expenses of $25.4 million and depreciation and amortization expenses of $2.0 million, partially offset by a deferred income tax benefit of $22.2 million.

Cash flows from investing activities

Net cash used in investing activities of $55.7 million for the nine months ended September 27, 2014 was attributable to purchases of marketable securities of $72.1 million and $7.1 million used for capital expenditures for property and equipment to support the growth of our business, partially offset by cash proceeds of $23.5 million from the maturities and the sales of short-term investments.

Net cash used in investing activities of $43.2 million for the nine months ended September 28, 2013 was primarily attributable to purchases of marketable securities of $40.3 million and $2.8 million of capital expenditures for property and equipment to support the growth of our business.

Cash flows from financing activities

Net cash provided by financing activities of $7.7 million for the nine months ended September 27, 2014 was primarily due to proceeds of $5.9 million from the issuance of common stock pursuant to our ESPP and $4.9 million from stock option exercises, offset in part by $2.6 million in shares repurchased due to tax withholdings upon vesting of RSUs. We also made the final payout of $0.5 million to Gigamon LLC members pursuant to the limited liability agreement in effect prior to our IPO (the “LLC Agreement”).

Net cash provided by financings activities of $88.5 million in the nine months ended September 28, 2013 was primarily due to cash generated of $95.4 million proceeds from our IPO and $0.1 million from stock option exercises offset by $7.0 million distribution to Gigamon LLC members pursuant to the LLC agreement.

Contractual Obligations

The following summarizes our contractual obligations as of September 27, 2014:

	Payments Due by Period
	Less			More
	than 1	1 to 3	4 to 5	than 5
	year	years	years	years	Total
	(in thousands)
Operating lease obligations (1)	$3,318	$6,550	$1,873	$—	$11,741
Purchase commitments (2)	3,426	—	—	—	3,426
Total	$6,744	$6,550	$1,873	$—	$15,167

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements in Part I – Item 1 – Financial Statements (unaudited) of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In the nine months ended September 27, 2014 and September 28, 2013, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $134.1 million as of September 27, 2014. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested portion of our funds in short-term investments that are focused on preservation of capital, supporting our liquidity requirements and compliance with the Investment Company Act of 1940. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and for the nine months ended September 27, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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

As of December 28, 2013 we had carried out an evaluation under the supervision of, and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2013 due to the existence of a material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of the material weakness discussed below, our management, including our chief executive officer and chief financial officer, had concluded that the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the nine months ended September 27, 2014 fairly presented, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, we did not maintain effective internal control over financial reporting over the accuracy of the accounting for income taxes related to stock-based compensation related to the ESPP as of December 28, 2013. Specifically our internal controls with respect to the treatment of ESPP-related stock based compensation expense for income tax purposes were not designed to effectively account for ESPP-related stock-based expenses as a non-deductible expense for income tax provision purposes in accordance with GAAP. This control deficiency resulted in an audit adjustment to our income tax benefits and deferred taxes and the revision of our condensed consolidated financial statements for the interim periods ended June 29, 2013 and September 28, 2013. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness.

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

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may be completed, and our initiatives may not prove successful in remediating this material weakness. As a result, we concluded that the material weakness identified above continued to exist as of September 27, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, as described above under “Material Weakness in Internal Control over Financial Reporting,” we are taking steps to remediate the material weakness identified above and to remediate the underlying cause of this material weakness.

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

Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our product revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of revenue in fiscal 2013 and the three and nine month periods ended September 27, 2014. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.

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

We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $31.9 million, or 30% of our total revenue, in the nine months ended September 27, 2014 and $31.7 million, or 33% of our total revenue, in the nine months ended September 28, 2013.

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

Many of our current and potential competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, including our other current technology partners. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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

As a result, increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide end-user customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence, or to provide end-user customers a broader range of products, services and prices. In addition, some of our larger potential competitors have substantially broader product offerings and could leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. These larger potential competitors may also have more extensive relationships within existing and potential end-user customers that provide them with an advantage in competing for business with those end-user customers. In addition, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires one or more of the network management, analysis, compliance and security tool vendors that we have relationships with, it could adversely affect our ability to compete. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

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

We sell our traffic Visibility Fabric primarily to enterprise IT departments and service providers. The length of our sales cycles typically ranges from three to six months and has been increasing as the size of our transactions increase. Our sales cycles can increasingly be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts in the direction of service providers, the average length of our sales cycles will increase. Furthermore, our sales to federal, state, and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that some of these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are not able to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close, our operating results may vary significantly and may be materially adversely affected.

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

In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of our 2013 ESPP related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to correct our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. However, as a result of these revisions, we concluded that a material weakness existed in our internal control over financial reporting as of December 28, 2013 and as of September 27, 2014, related to the accounting for income taxes regarding ESPP-related expenses.

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

A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. While most of our sales opportunities are identified and led by our internal sales force, we depend upon our channel partners to manage the sales process through introduction to accounts, the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc. (“GCI”), formerly Interlink Communications Systems, Inc., and Arrow Enterprise Computing Solutions, Inc. (“Arrow”), which we engaged as a distributor in February 2013. GCI accounted for 46% and 43% of our total revenue in the three and nine months ended September 27, 2014, respectively, and 55% and 53% for the three and nine months ended September 28, 2013, respectively. Arrow accounted for 14% and 17% of our total revenue in the three and nine months ended September 27, 2014, respectively, and 10% for the three months ended September 28, 2013.  For the nine months ended September 28, 2013, Arrow accounted for less than 10% of our total revenue.  To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.

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

Furthermore, we have entered into a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple, which we integrate into the software component of our H Series products and which can be integrated into our other products and applications. In return, we agreed to pay Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice.  We have been notified that the assets of Tall Maple have been acquired by a third party. If our agreement with Tall Maple is terminated as a result of a material breach by us that we do not timely cure, we may need to identify, license or develop equivalent software, and integrate such replacement software into the software component of our H Series products, which could impede our ability to sell our H Series products until equivalent software is identified, licensed or developed, and integrated. These delays, if they occur, could adversely affect our business, operating results and financial condition.

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

As of September 27, 2014, we had 18 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of September 27, 2014, we had 23 pending U.S. patent applications and six corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. For example, in the nine months ended September 27, 2014, we recorded an inventory write-down of $2.9 million, which reduced our gross margin by 4% in such period, compared to inventory write-down of $0.6 million in the nine months ended September 28, 2013 which reduced our gross margin by 1%. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.

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

We have experienced seasonality in our product revenue and operating results in the past, and we believe that we will continue to experience such seasonality in the future. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We believe that this results in part from the procurement, budgeting and deployment cycles of many of our end-user customers. We generally expect an increase in sales in the second half of each year as budgets of our end-user customers for annual capital purchases are being fully utilized. We expect that seasonality will continue to affect our revenue and operating results in the future.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and operating results. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, the location in which we have a substantial presence and need for highly-skilled personnel. In addition, our recent stock price performance may lead to a higher than normal turnover rate. We intend to continue to issue stock options and restricted stock units as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. For example, our products are subject to various U.S. and foreign governmental regulations limiting the electronmagnetic interference that our products can safely emit.  If our products do not meet these regulatory standards, we may be required to stop shipping or recall non-compliant products until we are able to meet the applicable standards.  Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products.  We rely on our contract manufacturers to ensure that the manufacturer of our physical appliances and major component part suppliers comply with the RoHS Directive requirements. In addition, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

As of September 27, 2014, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 9 of the Notes to Condensed Consolidated Financial Statements).

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, in the first and second quarters of 2014, we announced results that fell below our guidance and below analyst expectations, both of which events resulted in sharp declines in our stock price.  If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation.  We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Our share price has been and may continue to be volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through October 31, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. There were 32,543,414 shares of common stock outstanding as of September 27, 2014, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 28% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 27, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

GIGAMON INC.

Date:	November 7, 2014	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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