Form 10-K
period 2014-12-27
Gigamon Inc.
filed 2015-03-09
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 28, 2014, was $427.6 million.
The number of shares of Registrant’s Common Stock outstanding as of February 27, 2015 was 33,153,664 shares.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended on December 27, 2014, are incorporated by reference into Part III of this Report.

Gigamon Inc.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding our results of operations and financial condition;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the impact of seasonality on our business;

•	our anticipated growth strategies;

•	maintaining and expanding our end-user customer base and our relationships with our channel partners;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs;

•	our ability to manage the introduction of new products and the effects of such new product introductions on our existing product portfolio;

•	our sales cycles and the results of our sales efforts;

•	our relationships with our third-party manufacturers and suppliers;

•	our management of inventory and backlog;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our liquidity and working capital requirements;

•	our need to obtain additional funding and our ability to obtain future funding on acceptable terms;

•	our valuation allowance of deferred tax assets and the assumptions and estimates underpinning our determination;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.
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
GIGAMON®, Flow Mapping®, Visibility Fabric™, GigaSMART® and GigaVUE® and all related trademarks, names and logos are the property of Gigamon Inc. in the United States and other countries.  All rights reserved.

Item 1. Business
Overview
We have developed an innovative solution that delivers pervasive and dynamic intelligent visibility and control of traffic across networks. Our solution, which we refer to as our Unified Visibility Fabric, consists of a distributed system of nodes (or a "Fabric") that enable an advanced level of visibility, modification and control of network traffic. The Visibility Fabric spans physical appliances, virtual nodes, and traffic from remote sites to enable pervasive visibility of network infrastructures. Our Fabric enables IT organizations to gain advanced visibility into infrastructure by dynamically forwarding selected traffic of interest from network and server infrastructure to management, analysis, compliance and security tools in a manner that is optimized for specific uses or functions.
Our patented Flow Mapping technology identifies and directs incoming traffic to single or multiple tools based on user-defined rules that can be managed from a centralized management console. Our GigaSMART platform extends the value and intelligence of the Fabric by providing a range of software applications to modify, manipulate, transform, filter, correlate and sample network traffic. Our Fabric is designed to help organizations optimize the reliability, performance and security of their physical and virtual network infrastructure, minimize capital investment in management, analysis, compliance and security tools, reduce operating expenses and realize greater value from existing tools that are deployed throughout their networks.
Security, virtualization and cloud computing, software defined networking or "SDN", and network functions virtualization or "NFV" are fundamentally reshaping the way enterprises and service providers manage their infrastructure. As these forces combine to enable significant benefits to be realized from IT innovation, they also create major challenges in how enterprises and service providers design, operate, secure and manage their networks. For example, the increasing number of security breaches and continuing threats facing enterprises has put focus on expanding the envelope of security by obtaining intelligent visibility to traffic flowing through networks. Empowered with such visibility, security architects can implement architectures that increase the effectiveness of the security appliances and strategies they deploy. Likewise, the disaggregation of hardware and software, as well as separation of control plane intelligence and packet forwarding in SDN and NFV models, enhances the need for visibility and control of network infrastructure without degrading network performance or reliability. As networks migrate to 40Gb and 100Gb speeds, traditional approaches to deploying operational tools are constrained by their limited throughput.
Together, these challenges have forced organizations to rethink traditional approaches that have created operational complexity without delivering either the desired intelligence or security in the management of network infrastructure. Our Fabric provides the pervasive and dynamic intelligent visibility and control over network traffic, regardless of its physical or virtual origin, that organizations need to successfully manage, analyze and secure their environments.
Our Unified Visibility Fabric is deployed by enterprises data center operators, and service providers as a highly scalable infrastructure layer. Our Fabric has typically operated “out of band,” or in parallel to, the production network that is supporting primary business activities, and facilitates the transmission of network traffic between the network infrastructure and one or more network management, analysis, compliance or security tools. In 2014, we launched a new product called GigaVUE-HC2, which has significantly expanded the ability of customers to deploy the Visibility Fabric "in-line". In an in-line deployment, the Visibility Fabric node is placed in the production network and enables intelligent distribution of traffic to multiple in-line and out-of-band tools concurrently.
Our Unified Visibility Fabric is deployed using our GigaVUE family of products. GigaVUE products are both purpose-built physical appliances that are integrated with our custom software, and also an increasing breadth of software-only products. Our products enable our end-user customers to design Unified Visibility Fabric architectures optimized for a range of scale and performance requirements from monitoring in virtual server environments, to 1 Gigabit appliances to multi-Terabit chassis-based solutions. The majority of our GigaVUE products are modular and extensible, enabling our Fabric to be deployed on any size network and to scale as the network grows.
We sell our products directly through our own sales force and indirectly through our channel partners. As of December 27, 2014, our end-user customers included 67 of the Fortune 100 and we had sold products to over 1,600 end-user customers across many vertical markets.

Our Solution
We offer both purpose-built physical appliances that are integrated with our custom software and a range of software-only products that enable our end-user customers to design Unified Visibility Fabric architectures optimized for a range of scale and performance requirements. The key benefits of our solution include:

•
Providing Pervasive Visibility and Control. Our Visibility Fabric inspects and intelligently filters network traffic from concurrent traffic streams in accordance with a set of user-defined criteria before delivering the traffic to management, analysis, compliance and security tools. This provides IT organizations with pervasive visibility and intelligent control over how traffic from the network is selected, transformed and delivered to management, analysis, compliance and security tools, and what modification or manipulation of the traffic is required to improve the performance and efficiency of the management, analysis, compliance or security tools.

•
Enhanced Network Security. Our Visibility Fabric is a key enabler for multi-tiered security architecture deployment. Our solutions provide a common architecture for security administrators to obtain intelligent, non-obtrusive access to real-time traffic anywhere in their infrastructure to identify security violations beyond perimeter defenses. We believe network architects are increasingly adopting a "zero-trust" model in their approach to securing their networks, which we believe will increasingly require an expanded scope of visibility in order to provide pervasive security.

•
Delivering Scalable, High-Throughput Capacity. Our Visibility Fabric provides increased visibility and intelligent traffic filtering without impeding the delivery of traffic to management, analysis, compliance or security tools. At the top end of our GigaVUE family of products, we offer modular chassis products that deliver multi-Terabit performance enabling the Fabric to effectively extend to networks of significant scale and performance requirements.

•
Improving Network Efficiency and Economy. Our Visibility Fabric improves the longevity and associated return on investment of existing tools by both obviating their need to examine all network traffic and increasing their network coverage. Our Fabric mitigates the need to purchase more tools or to upgrade older tools to accommodate network growth. Our solution reduces capital and operating costs by decreasing the necessary outlays associated with new or more advanced tools, limiting the infrastructure footprints in space-constrained data centers and curtailing the staff required to monitor and maintain the network.

•
Enhancing Network Reliability. By reducing the need for tools to process non-relevant traffic, which can lead to discarded network traffic and as a result a compromised analysis, our Fabric increases the reliability of attached tools and the associated management of critical business processes running on production networks. When our Fabric is deployed “out of band,” modifications to the configuration of the traffic Visibility Fabric do not require network downtime while changes are implemented, which helps organizations achieve or maintain 99.999% uptime. When deployed inline, the use of a Visibility Fabric enhances an organization's ability to rapidly manage upgrades of security appliances or add/remove security appliances for maintenance.

•
Agility to Enable Rapid Response to Dynamic Change. Our Visibility Fabric significantly improves network flexibility by enabling static tools to connect to virtualized applications, dynamic infrastructure and mobile machines, which allows our end-user customers to efficiently and securely address their business needs. Our Visibility Fabric is designed to have full interoperability with a broad range of tools, allowing IT organizations maximum architectural flexibility in the design, modification and evolution of their infrastructure.

•
Ease of Deployment and Use. We have designed our Visibility Fabric to be easy to install, configure and maintain. Our Fabric can be composed of a single appliance or multiple appliances controlled locally or remotely from a simple centralized interface, enabling our end-user customers to reduce management and maintenance of unmanned, or dark, data centers.

•
Evolution to Next-Generation Infrastructure. As enterprises embark on initiatives to transition to next-generation infrastructure, they have a business imperative to maintain visibility through this evolution. Examples of such transitions include outsourcing to a private or public cloud for an enterprise, the migration to a highly virtualized infrastructure, or the adoption of SDN or NFV. Our Visibility Fabric provides the framework to allow organizations to monitor key performance indicators of interest to maintain visibility through such a transformation.

Growth Strategy
Our goal is to continue to develop the nascent market for network traffic visibility solutions, enhance the functionality of our Visibility Fabric products, extend our market leadership position and support the ongoing adoption of our innovative Unified Visibility Fabric by enterprises and service providers. Key elements of our growth strategy include:

•
Continuous Innovation. We intend to enhance the functionality and scalability of our Fabric to address new use cases, tool capabilities, deployment environments, performance levels and the drive for greater software definition of network infrastructure. We will continue to invest in our technology to maintain our competitive advantage and market leadership, and we will build on our consistent track record of technical innovation. For example, in 2011, we were the first to market with a 1 Terabit chassis solution, the GigaVUE H Series. In 2012, we launched our first 100 Gigabit connectivity solution as well as our GigaVUE-VM and GigaVUE-FM products; in 2013, we launched our GigaVUE-HB1 platform for smaller environments and mid-size enterprises, and several new software applications, including Adaptive Packet Filtering (content-based filtering), FlowVUE and GTP Correlation (subscriber-based sampling). In 2014, we introduced the GigaVUE-HC2 platform enabling customers to deploy a Visibility Fabric inline and introduced an integrated SSL decryption capability as part of our GigaSMART portfolio. In January 2015, we announced our intent to make our feature-rich visibility software, GigaVUE-OS, available on select, third party “white box" hardware to enable customers to choose new deployment models for a Visibility Fabric.

•
Increase Awareness of Our Value Proposition. We believe awareness of the value proposition of our Unified Visibility Fabric and its technological capabilities in this emerging market is critical to our success and will help us grow our business and market opportunity. We plan to invest in our brand and develop awareness of the benefits of our Fabric by expanding our presence online and at major trade events, extending our relationship with industry analysts and increasing investment in our channel-partner marketing efforts.

•
Expand Our Relationships with Existing End-User Customers. We have over 1,600 end-user customers and intend to increase the depth of these existing relationships by offering new products that help them increase the value of their new and existing management, analysis, compliance and security tools, adopt virtualization and cloud technologies and efficiently scale their network environments.

•
Invest in our Global Distribution Network and Value Added Reseller partners. Our sales and marketing strategy consists of a hybrid, two-tier sales model that combines a high-touch direct sales force with fulfillment and incremental demand creation handled by active channel partners that distribute or resell our products. We will continue to invest in our sales and marketing strategy both domestically and internationally to further strengthen our existing relationships with channel partners and expand our network by adding new channel partners to target new end-user customers and broaden our reach.

Technology
Our Unified Visibility Fabric combines purpose-built hardware with custom software that together provide an advanced level of network traffic intelligence, including proprietary traffic selection, forwarding, manipulation, modification, de-duplication, correlation and sampling capabilities. We design physical appliances based upon a combination of commercially available hardware components, processing resources and storage devices. The vast majority of our intellectual property is found in our custom software that provides the full benefits of our Fabric. Centralized control across the Visibility Fabric can be provided using GigaVUE-FM, our multi-node Fabric management system, or node-based management solution.
We have developed our Fabric to provide our end-user customers with a solution to not only meet the demands of today’s network architecture, enable the evolution of infrastructure and adoption of cloud technologies and also to provide the flexibility to meet the performance demands of future network architecture as scale and complexity increases. The core technology of our solution leverages the following primary elements:

•
Traffic Control. At the core of our Fabric is our patented traffic selection and filtering technology called Flow Mapping. Flow Mapping allows incoming traffic to be forwarded to single or multiple egress ports based on a set of user-defined map rules. Each map rule consists of a combination of packet selection criteria that can include certain protocol fields or packet “bit patterns” in ISO layer 2, 3 or 4 of the packet, and a required action to be performed on the packet. This allows the replication of traffic to a second destination, or egress port, even though the traffic has been selected and forwarded to another egress port. Actions can include the forwarding of the packet, across the Fabric, the duplication of the packet or, in some cases, the intentional discarding of the packet. The Fabric, and the associated appliances, can support many complex and concurrent maps that execute when ingress traffic is received into any port on the Fabric. One primary value of Flow Mapping is that it enables management and analysis tools that have lower packet processing capacity to monitor higher bandwidth network connections through the intelligent selection of the traffic that is forwarded to the tool. For example, a 10 Gigabit network can be monitored by a collection of 1 Gigabit tools through the segregation of traffic based upon a range of criteria and forwarding of traffic to different tools depending on those criteria.
We also offer additional traffic control technology with our GigaStream products that provide a traffic-distribution capability enabling traffic to be spread across a number of egress ports based on an operator-selected distribution algorithm. There are two primary GigaStream products: Stack GigaStream that distributes traffic across an intra-Fabric connection between two appliances, allowing multiple connections to be bundled to form a single higher bandwidth stacking connection; and Tool GigaStream that allows traffic to be distributed across a number of tools. Furthermore, an inter-site traffic ‘tunneling’ capability is available to allow traffic to be captured at a remote location, and then tunneled to a central location for analysis, inspection and/or monitoring.

•
Packet Modification and Transformation. Our GigaSMART packet processing technology extends the intelligence and value of the Unified Visibility Fabric by allowing network traffic to be modified during transit through the Fabric. The modifications include:

◦	Packet Slicing reduces the size of a packet by eliminating trailing packet components that are not relevant to the management analysis, compliance or security tool.

◦	Source Port Labeling adds labels to network traffic to enable the easy identification of the associated ingress port.

◦
Masking allows for specific portions of the network packet to be replaced or modified, thus masking the contents from any tools or employees reviewing or analyzing the traffic. With the increasing focus and compliance demand for credit card and personal records to be protected, masking allows for sensitive data to be protected while still allowing for full analysis to be undertaken.

◦
Tunneling encapsulates and forwards network traffic to monitoring tools between networks on separate routed paths, enabling routing of traffic from ‘lights-out’ facilities to centralized monitoring locations.

◦
Header Stripping enables third-party proprietary packet headers (such as Cisco FabricPath, VXLAN, GTP-U) to be removed from each individual packet for tools that are unable to interpret these format headers so that the network traffic can be appropriately processed by the tools. Furthermore, GigaSMART has the ability to replace removed headers with non-proprietary fields to enable subsequent analysis by network tools.

◦
Time stamping adds a precise time stamp to a packet, which is an essential traffic characteristic required for successful latency measurement and analysis, and together with ingress port labeling, allows a permanent record to be added to packet as it arrives at a specific GigaVUE appliance in the Fabric, enabling deeper analysis by network tools.

◦
Adaptive Packet Filtering provides enhanced visibility into tunneled, encapsulated traffic flows such as those deployed in virtualized environments, using flexible pattern-matching regular expression filters to make routing decisions based on application-level packet content, and not just packet headers.

•
Traffic Intelligence. Our patented GigaSMART technology extends the intelligence and value of the Unified Visibility Fabric architecture with the capabilities to optimize traffic flows or correlate traffic from sessions and users flowing through a network before delivering them to monitoring infrastructure. A range of such GigaSMART applications are available that enable the modification, manipulation, transformation, and transport of traffic from a network to the tools used for management, monitoring, and security. These applications include:

◦	Packet De-Duplication establishes a time window during which any duplicates of a packet that ingress the Fabric are discarded. By eliminating network traffic not relevant to the analysis being completed, an organization can significantly reduce wasted bandwidth, storage capacity and associated tool processing resources.

◦
GTP (GPRS Tunneling Protocol) Correlation correlates mobile subscriber sessions (control and data) to increase analytics accuracy, enable reliable accounting, billing and subscriber management, improve end user quality of experience, and proactively identify service-affecting issues in 3G/4G/LTE mobile service provider environments.

◦
FlowVUE provides flow-aware sampling of active subscriber devices to selectively reduce the volume of traffic delivered to monitoring and analytic tools without negatively impacting the quality of the resulting analysis. Network operators can use this application to enhance end-users’ quality of experience, optimize pricing strategies based on subscriber usage patterns and extend the life of existing tools.

◦
NetFlow Generation improves both the performance of the production network, and the volume, quality and availability of accurate NetFlow data delivered to the tools, by offloading NetFlow Generation from the production network switches and routers and generating NetFlow data directly from the Unified Visibility Fabric. The higher compute capacity within our GigaSMART platform allows a higher rate of sampling that increases the fidelity and predictability of generated NetFlow records.

◦
SSL Decryption provides a decryption capability to security and operational tools that either cannot perform decryption or incur a severe performance penalty in doing so. Existing solutions to decrypt SSL traffic on tools tend to cause a severe performance degradation and are also very expensive. Offloading SSL Decryption not only allows the tool to return to full performance, but also eliminates the need to have multiple decryption licenses for multiple tools. By delivering SSL Decryption as a common capability in our Fabric to the connected monitoring and security tools, the overall efficiency, security and performance of the infrastructure can be maximized.

•
Fabric Performance. Our appliances are designed around a core of packet-forwarding hardware components. When forwarding traffic through the Fabric and depending upon the configuration, topology and requirements, network traffic can move from an ingress network port to an egress tool port at line rate through the hardware even when complex selection and filtering is applied during the transit process. Our GigaVUE products support packet ingress and egress at speeds of 10 Megabit, 100 Megabit, 1 Gigabit, 10 Gigabit, 40 Gigabit and 100 Gigabit concurrently, and the GigaVUE H Series have a back-plane design allowing concurrent traffic packet transfer from any line card to any other line card at multi-Terabit performance. Our GigaVUE products are designed with failover protection mechanisms that include dual power-supplies and dual fan trays, and our GigaVUE H Series utilizes back-to-front airflow to comply with data center cooling design requirements.

•
Fabric Scalability. Our custom software, GigaVUE-OS, provides several "Fabric services" for the Visibility Fabric. One such Fabric service is a capability called clustering that allows multiple appliances in the Fabric to be combined to form a larger scale "logical unit" while maintaining line rate processing performance of traffic flowing through the Fabric. Traffic can enter at an ingress port on one of our appliances and be forwarded to one or more egress ports on the Fabric. Our software allows a master-subordinate control architecture to be configured, where one Fabric appliance is designated as the “master” and all other appliances assume the role of “subordinate.” The Fabric can be configured and managed by the operator through the “master” using GigaVUE-FM, our Fabric management system or our node-based management solution. This architecture assures the ability to add additional subordinates, or appliances, in order to scale the Fabric, without needing complex configuration changes.

•
Access and Reporting. Our Fabric provides granular access controls that can be applied to support compliance with applicable regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Our solution enables network segmentation, segregation of duties imposed via role-based access control, auditing of network activities and the tracking of access rights and privileges associated with individual users. In addition, the Fabric management system GigaVUE-FM also provides several summarized and customizable dashboards that are useful for administrators to generate reports or a summary of traffic processed by the Visibility Fabric. The enhanced reporting enables administrators to visualize the most/least utilized network/tool ports and traffic maps across the Visibility Fabric, audit trail support for security compliance and the ability to export reports for offline review.
Products
Our product portfolio enables customers to deploy a Unified Visibility Fabric architecture that delivers pervasive and active visibility of traffic across their networks. The product portfolio has several key components including a distributed set of physical and virtual Visibility Fabric nodes that collect and move traffic, GigaSMART software applications that provide traffic intelligence and a Fabric management software layer called GigaVUE-FM.
GigaVUE fabric nodes are high-performance appliances that form the foundation of a distributed fabric. The fabric nodes are modular and extensible for a range of scale and performance requirements from 1 Gigabit 1RU nodes to 2.4 Terabit chassis-based solutions.
In larger visibility infrastructures, these nodes are typically organized into an edge-core architecture. The core layer of visibility is characterized by scale and intelligence capabilities that are essential to operators as network traffic diversity, complexity and volume continues to increase. Typically, this function is provided by the GigaVUE H Series products which, when combined with the traffic intelligence and flow processing provided by GigaSMART, power the core of any visibility architecture. The edge layer is characterized by form factor (either physical or virtual) and provides the ‘reach’ of the management, monitoring and security instrumentation. This virtual edge layer in the visibility infrastructure is provided by the GigaVUE-VM family and the physical edge layer is provided by the GigaVUE-TA family. To further simplify the management of these edge-core layers, we offer the ability to “cluster” multiple nodes in the edge and core layers. Our proprietary “clustering” software allows all the traffic intelligence offered by a core node, including GigaSMART, to be extended to any port on the edge, even if the edge device does not natively have the resources required for such intelligence. This ability to mix-and-match multiple nodes allows flexible designs that maximize the reach of visibility without compromising the intelligence required for rich visibility.
The GigaVUE H Series was introduced in 2011 and utilizes a robust Linux-based operating platform called GigaVUE-OS that enables high-density, high-scale configurations. The series includes both large blade-based modular chassis products such as the HC-2, HD-4, and HD-8, as well as fixed-configuration appliances such as the HB-1. Our modular appliances share control and line cards providing flexibility across systems. Line cards come in multiple variants including a range of physical media (copper and fiber optic), a range of connection speeds from 1 Gigabit to 100 Gigabit, and a GigaSMART processing blade. The H Series supports hundreds of network port connections and multiple appliances that can be clustered together creating a fabric of more than a thousand network and tool connections. With the backplane capacity of the GigaVUE-HD8 exceeding 2 Terabits, a recent line card addition to the family has delivered 100 Gigabit connectivity on a single card. In 2013, we introduced the GigaVUE-HB1 platform, a small form-factor fabric node that can extend traffic visibility to more remote portions of the network and provide the Unified Visibility Fabric solutions to smaller environments and mid-size enterprises.
In 2014, we expanded the GigaVUE H Series portfolio with the addition of the GigaVUE-HC2 product. The GigaVUE-HC2 is a compact 2 RU modular appliance that has an attractive package of traffic intelligence powered by GigaSMART and all the fabric services offered by GigaVUE-OS visibility software. Unlike our traditional visibility deployments that are typically deployed out-of-band, customers can purchase modules to enable this appliance to be deployed in-line. The bypass protection is designed to support two-way traffic communications and allow traffic to be distributed to multiple inline security appliances. The GigaVUE-HC2 also features integrated (internal) TAP modules that consolidate access points for secure backplane connectivity. Internal TAP modules prevent unauthorized users from attaching local packet capture devices to capture or view traffic.
We provide customers with products that deliver visibility at the edge of the Visibility Fabric in a variety of form factors:

•
The GigaVUE-TA series forms the physical edge of the visibility infrastructure. The GigaVUE TA-1 has a low profile 1RU design intended to be deployed at the top of rack or end of row in data centers with multiple low utilization links for aggregating traffic into H Series and G Series nodes. Although the GigaVUE-TA series appliances do not natively support GigaSMART functionality in the hardware, the clustering capability in the software allows the intelligence in the GigaVUE H Series appliances to be extended to ports on a GigaVUE-TA series.

•
GigaVUE-VM forms the virtual edge of the visibility infrastructure and extends visibility within virtual networks and monitors traffic between virtual machines. The GigaVUE-VM resides within the server and is able to extract traffic that matches the filtering criteria and forward it to the physical Fabric for delivery to management, analysis and security tools. This software-only product is installed on servers running VMware’s hypervisor (ESXi), and provides intelligent selection, filtering and forwarding of traffic from within a server to an external GigaVUE appliance. GigaVUE-VM, together with GigaSMART applications such as Adaptive Packet Filtering and Header Stripping, provides visibility into network virtualization deployments powered by VMware NSX, and enables VMware NSX customers to extend the value of their physical tools to virtual networks. GigaVUE-VM is sold as a licensed product, and customers can buy packs of 5, 10, 50, 100 and 250 licenses (where each license allows for the installation of one GigaVUE-VM instance).

•
The GigaVUE-HB1 is a low cost, entry level visibility appliance that can extend traffic visibility to more remote portions of the network running critical applications where GigaSMART intelligence may be required.

Our G-TAP series of TAPs provide non-intrusive access to physical traffic at various network interface speeds-1Gb (Copper or Fiber), 10Gb, 40Gb (including Cisco 40Gb BiDi) and 100Gb. Customers can deploy our G-TAP series products to provide economical connectivity between network traffic and the Visibility Fabric
The GigaVUE G Series was introduced in 2005 and is the original series of visibility appliances introduced by Gigamon. The series is comprised of a range of purpose-built, small form-factor traffic visibility appliances with some having network equipment building systems, or NEBS, certification based on compliance guidelines regarding power management, electrical shielding, disaster preparation and hardware interfaces aimed at ensuring network integrity. Each chassis is modular, providing support for optional line cards (port modules), TAP modules or advanced traffic manipulation or modification blades (the GigaSMART and GigaSECURE modules). The optional GigaSMART card offers de-duplication, tunneling, masking, slicing, time stamping and header stripping capabilities that are enabled through software licenses. Our GigaSECURE products were introduced in 2011 and provide in-line packet distribution specifically designed for use with security-based tools such as Intrusion Prevention Systems, or IPS.
Together, the Visibility Fabric nodes provide traffic aggregation, filtering, replication, and intelligent packet and flow manipulation optimized for the tools that manage, analyze and secure the network. Changes can be made dynamically without impacting the production network so IT organizations can be agile and responsive to threats, events or anomalies on the network.
We also offer a series of software applications called GigaSMART that can intelligently modify the network traffic of information managed by our Visibility Fabric. GigaSMART applications include:

•	packet slicing/masking;

•	header stripping;

•	de-duplication;

•	GTP;

•	correlation;

•	SSL decryption;

•	NetFlow generation; and

•	FlowVUE
GigaVUE-FM is a software application that provides centralized management and a common policy framework for the Visibility Fabric. GigaVUE-FM delivers a single pane-of-glass view of all the physical and virtual nodes across the Visibility Fabric, while also providing an easy-to-use wizard-based approach for configuring patented Flow Mapping and GigaSMART traffic policies.
In addition to centralized management and control, GigaVUE-FM features fabric-wide reporting, scheduling capabilities, backup and restore functions and enhanced monitoring capabilities to proactively monitor and troubleshoot hot spots in the visibility infrastructure. GigaVUE-FM is sold as a licensed product that can manage up to 250 discrete physical GigaVUE Fabric appliances
To complement our fabric nodes and software applications, we offer a range of supplemental components and accessories including modules, cables and transceivers. The transceivers are offered in a variety of form factors, including SFP, SFP+, QSFP+ and CFP.

Customer Support
We offer ongoing technical support with our hardware and software products, including those sold directly to our end-user customers and through our channel partners. Our primary support offering provides two-tiered support levels, including premium-level support coverage. Certain channel partners offer their own additional support services to the end-user customer and then rely on our support organization for more complex support requests. We offer our end-user customers ongoing maintenance services for both hardware and software, which enable them to receive ongoing software updates, bug fixes and repairs. These services are sold to end-user customers typically for one-year terms at the time of the initial product sale, and customers may choose to renew for successive annual or multi-year periods. We also provide end-user customers with expedited replacement for any defective hardware. All of our hardware products are sold with a limited 5-year warranty service.Our support personnel are based in Santa Clara, California, Bracknell, United Kingdom, and Hong Kong.
End-User Customers
As of December 27, 2014, we had over 1,600 end-user customers, including 67 of the Fortune 100. Our Fabric can be used in a broad range of applications and has been adopted across many vertical markets including finance, high-speed trading, insurance, healthcare, higher education, government, e-commerce, technology, telecom and service providers.
Sales and Marketing
We sell our products through our direct sales force and a network of channel partners. We do not grant a general right of return or any refund terms to our channel partners, except to two of our North American distributors that have a general right of return. For these distributors, we defer revenue recognition from product sales until sell-through to end-user customers has occurred.
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
Our demand generation activities are focused primarily on Fortune 1000 organizations, federal agencies, large service providers and large and mid-sized enterprises where we continue to see increased demand for our Unified Visibility Fabric. We also focus on ongoing account management for existing end-user customers and the development of follow-on sales as our existing end-user customers continue to expand and enhance their network infrastructure, increasing their demand for our Fabric. The majority of our North American sales are fulfilled by two of our existing channel partners, Global Convergence, Inc. (“GCI”), formerly Interlink Communications Systems, Inc. and Arrow Enterprise Computing Solutions, Inc., or Arrow, which we engaged as a distributor in February 2013.
For fiscal 2014, 2013 and 2012, GCI accounted for 47%, 52%, and 63% of our revenue, respectively. Sales to GCI are subject to an agreement between the parties which provides for an initial term of one year, one year renewal terms and permits termination by either party with 60 days written notice prior to the renewal date. For fiscal 2014 Arrow accounted for 16% of our revenues. No other channel partner represented more than 10% of our revenue in 2013.
To access potential end-user customers worldwide, our direct sales force is distributed across our offices in California, New York, Virginia, Canada, China, France, Germany, Hong Kong, Japan, Russia, Singapore, the United Kingdom, the United Arab Emirates, and through a localized presence in many countries.
Our marketing strategy is focused on increasing the awareness of, and driving end-user customer demand for, our Unified Visibility Fabric. We execute on this strategy by leveraging a combination of internal marketing professionals, external marketing agencies and a network of ecosystem and channel partners to effectively communicate the value proposition, differentiation and advantages of our Unified Visibility Fabric, thereby generating qualified leads for our sales force and channel partners. We focus our resources on a variety of marketing vehicles, including trade shows, online advertising, content syndication, public relations, industry research, our website and collaborative relationships with technology vendors.
For additional information about revenue and assets by geographic region, refer to Note 12 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog
Product backlog includes orders for products scheduled to be shipped within 90 days to customers with approved credit status, and is net of service revenue allocations and any rebates and discounts. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period. A significant portion of our product revenue comes from orders that are received and shipped in the same quarter. Our product backlog at December 27, 2014, the last day of fiscal 2014, was $12.2 million. Our product backlog as of December 28, 2013 was not material.
Technology Partners
We have ongoing non-exclusive relationships with a number of leading vendors of network management, analysis, compliance and security tools, including arrangements with CA Technologies, Inc., Dynatrace Corporation, Empirix Inc., Forescout, FireEye, Inc., Imperva, Inc., LiveAction, LogRhythm, ManageEngine, NIKSUN, Palo Alto Networks, Inc., Plixer, Riverbed Technology, Inc., SevOne, SolarWinds, SourceFire, Inc. (acquired by Cisco Systems, Inc.), VMware, and WildPackets, some of which include the joint development of use-case and reference architectures that enhance the performance and efficiency of the end-user customer’s network. We expect to continue adding more technology partners and to publish joint case studies with these partners following end-user deployment and approval. In addition to joint development of reference designs and case studies, we have undertaken various joint-marketing activities and events to drive interest and awareness of the combined solution as well as the Visibility Fabric itself. As our Fabric helps optimize the efficiency of our tool partners’ management, analysis, compliance and security tools, we believe these vendors improve awareness at end-user customers of our Fabric and create new deployment opportunities.
Research and Development
We believe continued investment in research and development is critical to our business. Our research and development efforts focus on improving and enhancing our existing products and services, as well as developing new products, features and functionality. We believe that our custom software is critical to expanding our leadership position within the traffic visibility market. As a result, we devote the majority of our research and development resources to software development. Our engineering team has deep expertise in key areas related to our research and development efforts, including network analysis and management technologies, network protocol and Ethernet system design. We work closely with our end-user customers to understand their current and future needs and have designed a product development process that captures and integrates feedback from our end-user customers.
We believe the timely development of new products is essential to maintaining our competitive position. As of December 27, 2014, we had 123 employees in our research and development organization, substantially all of whom were located at our headquarters in California. We also test our products to certify and ensure interoperability with third-party hardware and software products. We plan to prioritize and dedicate significant resources to these continued research and development efforts. Our research and development expenses were $42.8 million, or 27% of our revenue, in fiscal 2014, $42.1 million, or 30% of our revenue, in fiscal 2013, and $17.7 million, or 18% of our revenue, in fiscal 2012. Stock-based compensation of $8.1 million, $11.5 million, and $0.5 million was included in our research and development expenses in fiscal 2014, 2013, and 2012, respectively. In fiscal 2013, our research and development expenses also included a $5.2 million expense related to our performance units which we recorded upon the completion of our Initial Public Offering ("IPO") in June 2013.
Manufacturing and Suppliers
We outsource the manufacturing, systems assembly, testing and order fulfillment of our hardware products to third party contract manufacturers and original design manufacturers Jabil Circuit, Inc., or Jabil and Delta Networks International Ltd., or DNI. We are in the process of transitioning Jabil’s manufacturing operations from Jabil’s facilities in Santa Clara, California to Jabil’s facilities in Guadalajara, Mexico. In addition for all of our products, we utilize components from many suppliers. Whenever possible, we strive to have multiple sources for these components to ensure continuous supply. However, we have limited sources of supply for certain components that are technically unique or in high demand, and we have not entered into supply agreements with many of these suppliers. In such cases, we seek to maintain a close direct relationship with the suppliers to ensure supply is adequate and that the components meet our quality requirements. In certain instances, we have entered into license agreements with sole-source suppliers, allowing us to incorporate certain of their components into our hardware products.

We entered into our manufacturing services agreement with Jabil in April 2013, pursuant to which Jabil manufactures, tests, configures, assembles, packages and ships our products. The initial term was one year, with the term automatically renewing for additional one-year terms, unless terminated by either party by giving at least six months written notice before the end of the then-current term. In addition, either party may terminate the agreement (i) for convenience upon nine months written notice by Jabil or six months written notice by us, (ii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iii) immediately upon the bankruptcy or insolvency of the other party, or (iv) upon a change of control of either party, subject to applicable notice periods.
Finally, we have entered into a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple which we integrate into the software component of our H Series products and which can be integrated into our other products and applications. In return, we paid Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice.
Competition
The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors bundle new and more competitive offerings with their existing products and services, and as new market entrants introduce new products into our markets.
We compete either directly or indirectly with certain Ethernet switch vendors, such as Cisco Systems, Inc., Brocade Communications Systems, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors that offer point solutions that address a portion of the issues that we solve. In the future, we expect to compete with new market entrants, which may include our joint-development partners or other current technology partners.
The principal competitive factors applicable to our products include:
•functionality and performance;
•price and total cost of ownership;
•ease of use;
•flexibility and scalability of deployment;
•brand awareness;
•product reliability and quality;
•interoperability with other products;
•the extent and speed of user adoption; and
•quality of service, support and fulfillment.
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
Intellectual Property
To protect our intellectual property, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 27, 2014, we had 21 issued patents that expire between 2025 and 2033, 22 pending patent applications in the United States and two corresponding Patent Cooperation Treaty patent applications. The claims for which we have sought patent protection relate primarily to system architecture, traffic visibility technology, traffic control and management, and filtering technology we have developed. We also license software from third parties for integration into our products, including open source software and other commercially available software.
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
Employees
As of December 27, 2014, we had 371 employees, including 123 in research and development, 184 in sales and marketing, 31 in manufacturing and support and 33 in general and administrative functions. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Background and Information
Our business was founded in 2004 and originally operated by a California limited liability company, Gigamon Systems LLC. In January 2009, Gigamon Systems LLC contributed substantially all of its assets and certain of its liabilities to us in exchange for all of our common stock. In January 2010, entities affiliated with Highland Capital Partners invested in our company through the purchase of our preferred stock. On May 31, 2013, we converted from a Delaware limited liability company into a Delaware corporation and changed our name from Gigamon LLC to Gigamon Inc., pursuant to the LLC Conversion described in Note 8 of our notes to consolidated financial statements.
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
Risks Related to Our Business
The network traffic visibility market is rapidly evolving and difficult to predict. If the network traffic visibility market does not evolve as we anticipate or if our target end-user customers do not adopt our Unified Visibility Fabric, our sales will not grow as quickly as anticipated and our stock price could decline.
We are in a new, rapidly evolving category within the network infrastructure industry that focuses on providing organizations with enhanced visibility and control over their networks through the efficient collection and analysis of network traffic. As such, it is difficult to predict important market trends, including how large the network traffic visibility market will be, or when and what products end-user customers will adopt. For example, organizations that currently use traditional approaches may believe that these approaches already provide them with sufficient network traffic visibility. Therefore, they may continue spending their network infrastructure budgets on these products and may not adopt our Unified Visibility Fabric in addition to or in lieu of such products.
If the market for network traffic visibility does not evolve in the way we anticipate, if organizations do not recognize the benefit our Unified Visibility Fabric offers in addition to or in place of existing network traffic visibility products, or if we are unable to sell our family of products to end-user customers, or if we are not able to effectively expand into new or adjacent markets, then our revenue may not grow as expected or may decline, and our stock price could decline.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $42.8 million, or 27% of our total revenue in fiscal 2014, $42.1 million, or 30% of our total revenue, in fiscal 2013, and $17.7 million, or 18% of our total revenue, in fiscal 2012.
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
The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause end-user customers to defer purchasing our existing products in anticipation of the new products. For example, we recently introduced a software only version of GigaVUE-OS, which we intend to certify on third-party “white-box’ hardware appliances with similar functionality to our Gigamon branded TA family of appliances designed to work at the edge of a customer’s data center. We expect the software only version of GigaVUE-OS to be available in the spring of 2015. Once generally available, we would expect the software only version of GigaVUE-OS would generate less revenue but higher margins per unit compared to an equivalent Gigamon branded appliance. If we do not timely and effectively manage the introduction and growth of the software only version of GigaVUE-OS, then we may not capture opportunities to grow our market. Alternatively, if we do not effectively manage the mix of Gigamon branded appliances and software only GigaVUE-OS licenses, then our revenue from our TA family of products may be adversely impacted in the short to medium term.
Failure to successfully introduce this product or other new products in our portfolio could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, deferred revenue, increased expenses and lower than anticipated quarterly revenue. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing products that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.
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
The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors bundle new and more competitive offerings with their existing products and services, and as new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. We also expect that competition will continue to increase as a result of advancements in networking technology and architecture. For example, recently there has been increased focus on software-defined networking, or SDN, which could significantly alter the way in which networks are architected and implemented, and certain of our competitors have publicized an approach to using SDN technology to provide network visibility. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
We compete either directly or indirectly with certain large Ethernet switch vendors, such as Cisco Systems Inc., Brocade Systems Communications, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors, such as Netscout and Ixxia that offer point solutions that address a portion of the issues that we solve. The principal competitive factors in our markets include functionality and performance, price and total cost of ownership, ease of use, flexibility and scalability of deployment, brand awareness, breadth of portfolio, product reliability and quality, interoperability with other products, the extent and speed of user adoption and quality of service, support and fulfillment.
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
We sell our Unified Visibility Fabric solution primarily to enterprise IT departments and service providers. The length of our sales cycles typically ranges from three to six months and is generally longer the larger the size of the transaction. Often times, our larger transactions are part of larger data center projects or upgrades by our customers and we have little ability to influence the timing of these transactions. As a result, our sales cycles can often be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts in the direction of service providers, the average length of our sales cycles will likely increase. Furthermore, our sales to federal, state, and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that some of these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are unable to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close in a given period, our operating results may vary significantly from period to period and may be materially adversely affected.
Our limited operating history makes it difficult for you to evaluate our current business and future prospects, and may increase the risk of your investment.
We were founded in 2004 and sold our first products commercially in 2005. We have experienced rapid growth since our inception, and we have been increasing the breadth and scope of our product offerings. The majority of our revenue growth, however, has occurred over the past five years. This limited operating history, as well as the early stage of our relationships with many of our channel partners, makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this Annual Report on Form 10-K. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
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
In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. Although, we carry some finished goods inventory of our products we and our manufacturer rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturer rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturer might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet end-user customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.
We rely on third-party channel partners for a substantial portion of our revenue. If our partners fail to perform, our ability to sell our products and services would be limited, and if we fail to optimize our channel partner model going forward, our operating results would be harmed.
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and to manage the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, GCI and Arrow, which we engaged as a distributor in February 2013. GCI accounted for 47%, 52%, and 63%, of our revenue in fiscal 2014, 2013, and 2012, respectively. Arrow accounted for 16% of our revenue for fiscal 2014 and less than 10% of our revenue in fiscal 2013. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.
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
Managing inventory of our products and product components is complex with many critical components requiring long lead times from the component manufacturer. These long lead times place added importance on our ability to effectively forecast customer demand so that we have the right amount of product or product components available. Managing inventory is further complicated as our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. For example, in fiscal 2014, we recorded an inventory write-down of $3.8 million which reduced our gross margin by 3% in such period and in fiscal 2013 we recorded an inventory write-down of $0.9 million which reduced our gross margin by 1%. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.
We currently rely on a single contract manufacturer to manufacture a substantial majority of our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our business.
We rely on Jabil to manufacture a substantial majority all of our products. We transitioned our manufacturing to Jabil in an effort to expand and upgrade our manufacturing, systems assembly, testing and order fulfillment capabilities. We entered into a manufacturing services agreement with Jabil in April 2013 with an initial term of one year, and the agreement automatically renews for additional one-year terms, unless it is terminated by either party by giving at least six months written notice before the end of the then-current term. In addition, either party may terminate the agreement (i) for convenience upon nine months written notice by Jabil or upon six months written notice by us, (ii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iii) immediately upon the bankruptcy or insolvency of the other party, or (iv) upon a change of control of either party, subject to applicable notice periods.
Our reliance on Jabil reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. For example, we experienced certain product quality issues and delays in delivery of our products to our end-user customers in the second and third quarters of fiscal 2013, and such delays may continue to occur in the future. We are currently working with Jabil to transfer the majority of our manufacturing operations from Jabil's U.S. facilities to its facilities in Mexico. If we fail to effectively manage our relationship with Jabil, in particular the transition to manufacturing operations in Mexico, or if Jabil experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. Furthermore, our manufacturing operations in Mexico will be subject to the heightened exposure to changes in the economic, security and political conditions in Mexico which might interrupt manufacturing operations. In addition, any adverse change in Jabil’s financial or business condition could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturer or cannot find a suitable alternative in a timely manner, we may lose revenue, incur increased costs and damage our relationships with our channel partners and end-user customers. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that Jabil is unable to fulfill, or if Jabil is unable to provide us with an adequate supply of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

Defects in our products could harm our reputation and business.
Our products are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may impede or block network traffic or cause our products to fail to provide network traffic visibility as intended. Further, defects in our products may impair the functionality or performance of the appliances and applications that rely on the data provided by our products. Defects in our products may lead to product returns and require us to implement design changes or software updates.
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
Furthermore, we have entered into a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple, which we integrate into the software component of our H Series products and which can be integrated into our other products and applications. In return, we paid Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice. We have been notified that the assets of tall Maple have been acquired by a third party. If our agreement with Tall Maple is terminated as a result of a material breach by us that we do not timely cure, we may need to identify, license or develop equivalent software, and integrate such replacement software into the software component of our H Series products, which could impede our ability to sell our H Series products until equivalent software is identified, licensed or developed, and integrated. These delays, if they occur, could adversely affect our business, operating results and financial condition.
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
As of December 27, 2014, we had 21 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of December 27, 2014, we had 22 pending U.S. patent applications and two corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. For example, the laws of India, where we are establishing a research and development facility, do not protect our proprietary rights to the same extent as the laws of the U.S. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.
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
Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of revenue in fiscal 2014. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.
Adverse economic conditions or reduced information technology and network infrastructure spending may adversely impact our business and operating results.
Our business depends on the overall demand for information technology, network infrastructure and the market for network analysis, compliance and security tools. In addition, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. As global or regional economic conditions continue to be volatile or economic uncertainty remains, trends in information technology and network infrastructure spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead end-customers to delay or reduce purchases of our solutions. Demand for our solutions may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty. Our sensitivity to economic cycles and any related fluctuation in demand may have a material adverse effect on our business, financial condition and operating results.
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
The market for cloud-based solutions is at an early stage relative to physical appliances and on-premise solutions, and these types of deployments may not achieve or sustain high levels of demand and market acceptance. In fiscal 2012, we introduced our first offering for virtualized and cloud-based applications, GigaVUE-VM, and expect to increase sales of GigaVUE-VM and expand the range of our cloud-focused offerings in the future. Many factors may affect the market acceptance of cloud-based and cloud-focused solutions, including:
•perceived security capabilities and reliability;
•perceived concerns about the ability to scale operations for large enterprise customers;
•concerns with entrusting a third party to store and manage critical data; and
•the level of configurability or customizability of the solutions.
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
Although our service revenue has historically accounted for a small percentage of our revenue, it may become a more meaningful part of revenue over time. Sales of new or renewal services contracts may decline and fluctuate as a result of a number of factors, including end-user customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our end-user customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue over the term of the relevant service period, which is typically twelve months. As a result, some of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewed service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our operating results until future periods. Our service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
If we fail to remediate material weaknesses in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would diminish investor confidence in our financial reporting and require additional financial and management resources, each of which may adversely affect our business and operating results.
In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of 2013 Employee Stock Purchase Plan, or ESPP, related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to reflect certain corrections related to our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses. However, we believe that additional testing is required before concluding that the material weakness has been remediated and therefore have concluded that a material weakness continued to exist in our internal control over financial reporting as of December 27, 2014 related to the accounting for income taxes regarding ESPP-related expenses.
Additionally, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 27, 2014, we identified a deficiency in our internal control over financial reporting with respect to the accuracy of the complex spreadsheets that we utilize in the accounting for revenue allocation and inventory write-down. Specifically, our internal controls with respect to the review of these complex spreadsheets were not designed to operate at a sufficient level of precision. This control deficiency resulted in immaterial audit adjustments to revenue, deferred revenue, cost of revenue and inventory write-down during the year ended December 27, 2014. As such, we have concluded that a material weakness existed in our internal control over financial reporting as of December 27, 2014 related to our review of these complex spreadsheets in connection with their use in the preparation of period-end financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to effectively remediate the control deficiency discussed above, we may not be able to prevent a misstatement of the aforementioned account balances or disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods. Accordingly, we determined that each of these control deficiencies constituted a material weakness.
We have taken and are taking numerous steps to remediate these material weaknesses and improve our internal control over financial reporting, as discussed in Item 9A below. In connection with this annual report on Form 10-K, our management has performed an evaluation of our internal control over financial reporting as of December 27, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 27, 2014. If we fail to effectively remediate these material weaknesses in our internal control over financial reporting, we may be unable to timely and accurately report our financial results, which could subject us to adverse consequences including, but not limited to, regulatory or enforcement actions by the SEC or the New York Stock Exchange. Even if we are able to report our financial statements accurately and in a timely manner, or if we do not make all necessary improvements to address these material weaknesses, continued disclosure of these material weaknesses will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.
Further, there can be no assurance that control deficiencies or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our common stock.
We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In addition, most of the members of our current management team have only been working together for a short period of time. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.

If we are unable to hire, retain and motivate qualified personnel, our business would suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and operating results. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, the location in which we have a substantial presence and need for highly-skilled personnel. We intend to continue to issue stock options and restricted stock units as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under U.S generally accepted accounting principles, or GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Our long-term success depends, in part, on our ability to expand the sales of our products to end-user customers located outside of the United States, and therefore our business will be susceptible to risks associated with international operations.
While we currently maintain limited operations outside of the United States, we intend to expand these operations in the future. For example, we are opening a research and development facility in India and are transitioning our primary manufacturing operations, through Jabil, to Mexico. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts we may undertake will not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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
Our use of and reliance on research and development resources in India may expose us to unanticipated costs or events.
We our currently opening a research and development center in India and, in the future expect to increase our headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve our research and development goals, meaningful cost reductions or greater resource efficiency. Further, our research and development efforts in India involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel due to intense competition for such resources and resulting wage inflation;

•	the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;

•	heightened exposure to change in the economic, security and political conditions in India;

•	fluctuations in currency exchange rates and regulatory compliance in India; and

•	interruptions to our operations in India as a result of floods and other natural catastrophic events as well as manmade problems such as power disruptions or terrorism.
Difficulties resulting from the factors above and other risks related to our research and development activities in India could increase our research and development expenses, delay the introduction of new products, or impact our product quality, the occurrence of which could adversely affect our business and operating results.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. For example, our products are subject to various U.S. and foreign governmental regulations limiting the electromagnetic interference that our products can safely emit. If our products do not meet these regulatory standards, we may be required to stop shipping or recall non-compliant products until we are able to meet the applicable standards. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
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
The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S. based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (the "EU"), Restrictions of Hazardous Substances Directive (the "RoHS Directive"), and the EU Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We rely on our contract manufactures to ensure that the manufacturer of our physical appliances and major component part suppliers comply with the RoHS Directive requirements. In addition, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
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
As of December 27, 2014 we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 10 of the Notes to Consolidated Financial Statements).
New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") which will require us to diligence, disclose, and report whether or not our products contain conflict minerals. As a recently public company, we must file our initial report with respect to conflict minerals on or prior to May 31, 2016 for the 2015 calendar year. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act (the "JOBS Act"). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through December 27, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. There were 32,641,500 shares of common stock outstanding as of December 27, 2014, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").
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
We have additional office locations in New York, New York and Vienna, Virginia in the United States. We lease space in various international locations for operations and sales personnel and are currently opening a research and development facility in Chennai, India. Our current facilities are adequate to meet our existing needs. However, to the extent we meet our current growth expectations, we will need to expand our facilities. We believe that we will be able to obtain additional or substitute facilities on commercially reasonable terms. However, we expect to incur additional expenses in connection with any such new or expanded facilities.
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
Holders of Record
As of February 27, 2015, there were 121 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal 2013:
Second Quarter (from June 12, 2013)	$28.75	$23.02
Third Quarter	$41.81	$26.40
Fourth Quarter	$39.85	$25.18
Fiscal 2014:
First Quarter	$36.75	$27.13
Second Quarter	$31.78	$14.75
Third Quarter	$19.76	$10.11
Fourth Quarter	$17.88	$9.95
On December 27, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $17.47 per share.
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

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among Gigamon Inc., the NYSE Composite Index,
and the NASDAQ Telecommunications Index
* $100 invested on 6/12/13 in stock or 5/31/13 in index, including reinvestment of dividends. Fiscal year ending December 27.
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial Data
Effective January 1, 2013, we changed our reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2014 was a 52-week fiscal year ended on December 27, 2014, and each quarter was a 13-week quarter. Fiscal 2013 was a 52-week fiscal year ended on December 28, 2013, and each quarter was a 13-week quarter.
The following tables summarize our historical consolidated financial data. We have derived the summary consolidated statement of operations data for fiscal 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 27, 2014 and December 28, 2013, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following summary consolidated financial and other data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product	$105,594	$101,717	$69,516	$51,308	$35,577
Service	51,536	38,578	27,199	16,797	10,909
Total revenue	157,130	140,295	96,715	68,105	46,486
Cost of revenue:
Product	31,001	26,103	18,039	12,528	6,122
Service	6,447	4,727	2,246	1,900	2,239
Total cost of revenue(1)	37,448	30,830	20,285	14,428	8,361
Gross profit	119,682	109,465	76,430	53,677	38,125
Operating expenses:
Research and development(1)	42,806	42,067	17,730	12,530	12,283
Sales and marketing(1)	76,063	72,024	39,359	19,358	12,522
General and administrative(1)	20,683	25,575	11,665	4,766	6,610
Total operating expenses	139,552	139,666	68,754	36,654	31,415
(Loss) income from operations	(19,870)	(30,201)	7,676	17,023	6,710
Interest income	308	95	64	4	9
Other expense, net	(94)	(94)	(70)	(16)	(7)
(Loss) income before income tax(provision) benefit	(19,656)	(30,200)	7,670	17,011	6,712
Income tax (provision) benefit	(21,134)	20,663	(139)	(80)	(75)
Net (loss) income	(40,790)	(9,537)	7,531	16,931	6,637
Accretion of preferred units to redemption value and issuance costs	—	(1,088)	(2,236)	(2,078)	(1,834)
Loss (earnings) distributable to preferred stock holders	—	1,107	(1,690)	(4,741)	(1,350)
Net (loss) income attributable to common stockholders	$(40,790)	$(9,518)	$3,605	$10,112	$3,453
Net (loss) income per share attributable to common stockholders:
Basic and Diluted(2)	$(1.27)	$(0.39)	$0.21	$0.58	$0.19
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic(2)	32,200	24,722	17,300	17,300	17,862
Diluted(2)	32,200	24,722	17,303	17,300	17,862

(1)The following tables present stock-based compensation expense and expenses related to our performance units included in each expense category:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$1,743	$3,496	$153	$—	$1,086
Research and development	8,523	11,467	542	8	4,692
Sales and marketing	8,433	11,034	893	2	2,377
General and administrative	6,780	6,546	2,011	2	2,212
Total stock-based compensation and related payroll tax expenses	$25,479	$32,543	$3,599	$12	$10,367

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Performance units and related payroll tax expenses:
Cost of revenue	$—	$353	$—	$—	$—
Research and development	—	5,188	—	—	—
Sales and marketing	—	7,991	—	—	—
General and administrative	—	6,839	—	—	—
Total performance unit and related payroll tax expenses	$—	$20,371	$—	$—	$—

(2)See Note 2 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net (loss) income per share attributable to common stockholders.

	As of
	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,941	$79,908	$18,675	$13,102	$5,804
Short-term investments	110,465	58,242	—	—	—
Working capital (deficit)	122,697	111,468	647	183	(555)
Total assets	197,986	195,517	51,497	43,995	20,876
Redeemable convertible preferred units	—	—	28,344	26,108	24,030
Total stockholders’ equity (members’ deficit)	115,435	123,438	(30,045)	(27,809)	(25,731)

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
Overview
We have developed an innovative solution that delivers pervasive and dynamic intelligent visibility and control of traffic across networks. Our solution, which we refer to as our Unified Visibility Fabric, consists of distributed Visibility Fabric nodes that enable an advanced level of visibility, modification and control of network traffic. Our Unified Visibility Fabric enables IT organizations to forward traffic from network and server infrastructure to management, analysis, compliance and security tools.
In 2005, we introduced our patented Flow Mapping technology in combination with the launch of our first product, the GigaVUE-MP. In 2010, we introduced our GigaSMART platform to support advanced packet modification applications, and have since introduced 12 licensable applications including De-Duplication, Tunneling, Advanced Packet Filtering, FlowVUE, GTP Correlation and NetFlow Generation. We have also continued to expand our Fabric Node portfolio including adding the GigaVUE H Series chassis, the first Terabit scale Visibility Fabric for high-throughput environments, which we launched in 2011. In 2012, we introduced GigaVUE-VM, a software-only version of our platform for virtualized and cloud-based applications, and GigaVUE-FM, our software-only management offering. In 2013, we introduced the GigaVUE-HB1 platform, which incorporates GigaSMART as standard, to extend the reach of the Visibility Fabric to smaller environments and mid-size enterprises, and several new software applications, including Adaptive Packet Filtering (content-based filtering), FlowVUE and GTP Correlation (mobile subscriber-based sampling). In 2014, we introduced the GigaVUE-HC2 platform enabling customers to deploy a Visibility Fabric inline and introduced an integrated SSL decryption capability as part of our GigaSMART portfolio. In January 2015, we announced our intent to make our feature-rich visibility software, GigaVUE-OS, available on select, third party “white box" hardware to enable customers to choose new deployment models for a Visibility Fabric.
We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Unified Visibility Fabric solutions to channel partners, including distributors and resellers, as well as directly to end-user customers. We sell our products directly through our own sales force and indirectly through our channel partners. We provide our channel partners with marketing assistance, technical training and support.
We generate service revenue primarily from the sale of maintenance and support services for our products. A one-year contract for our maintenance and support services is generally bundled with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.
We have experienced significant growth since our inception in 2004. Our revenue increased from $68.1 million in fiscal 2011 to $157.1 million in fiscal 2014, representing a compounded annual growth rate, or CAGR, of 32%. In fiscal 2014, we added 329 new customers as compared to 310 new customers added in fiscal 2013. Our net loss was $40.8 million, and $9.5 million in fiscal 2014 and 2013, respectively and our net income was $7.5 million in fiscal 2012. Our net loss in fiscal 2013 included a one-time cash charge of $20.4 million relating to performance unit payments as a result of our IPO in June 2013. We generated cash from operations of $11.1 million, $23.3 million, and $27.7 million in fiscal 2014, 2013, and 2012, respectively. We operate as a single reportable segment.

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Key Performance Indicators:
Revenue	$157,130	$140,295	$96,715
Gross margin	76%	78%	79%
(Loss) income from operations	$(19,870)	$(30,201)	$7,676
Deferred revenue	55,505	47,476	30,820
Revenue.    We monitor our revenue to assess the acceptance of our products by our end-user customers and growth in the markets we serve.
Gross margin.    We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our customers.
(Loss) income from operations.    We monitor our (loss) income from operations to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount.
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unamortized portion of service revenue from maintenance and support contracts. We also defer revenue, and the related costs of product revenue, on sales of products to distributors who stock inventory until the distributors report to us that they have sold the products to end-user customers. We monitor our deferred revenue balance because it represents a significant portion of the revenue that we will recognize in future periods. We assess the change in our deferred revenue balance which, taken together with revenue, is an indication of sales activity in a given period.
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
On October 28, 2013, we completed a follow-on public offering, in which 5,100,000 shares of our common stock were sold at a public offering price of $38.50 per share. We issued and sold 300,000 shares of common stock, for which we received proceeds of $10.2 million, net of underwriting discounts and commissions and offering expenses. In addition, our selling stockholders sold 4,800,000 shares of common stock, which included 293,718 shares of common stock issued upon the exercise of options by certain selling stockholders with an aggregate exercise price of $1.3 million, at a public offering price of $38.50 per share. We did not receive any proceeds from the sale of shares by the selling stockholders.
Financial Overview
Revenue
We generate revenue from the sale of products and related services, including maintenance and support. We present revenue net of discounts, rebates and sales taxes. Our revenue is comprised of the following:
Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Unified Visibility Fabric solutions. We generally recognize product revenue at the time of product delivery, provided that all other revenue recognition criteria have been met. As a percentage of revenue, we expect our product revenue to vary from quarter-to-quarter based on, among other things, the timing of orders, the delivery of products, and seasonal and cyclical factors discussed under the section titled “Results of Operations”.
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
We expect our product revenue to increase as we continue to add new end-user customers, expand the volume of shipments to our current end-user customers and introduce new products.
Service revenue.    We generate service revenue from sales of maintenance and support contracts, which are bundled with sales of products, and from subsequent renewals of those contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize service revenue ratably over the duration of the contract, which is typically one year and can be up to five years. As a result, the impact on service revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas service revenue is recognized ratably over the contract term. We expect our service revenue to increase as we expand our installed base by selling more products and adding more end-user customers.
Cost of revenue
Our cost of revenue consists of the following:
Cost of product revenue. Cost of product revenue is comprised primarily of the costs associated with manufacturing our products, including third-party hardware manufacturing costs; personnel costs for salary, benefits, bonuses and stock-based compensation expense; shipping costs; allocated costs of facilities and information technology; any inventory write-downs; and warranty costs and other related expenses. We expect cost of product revenue to increase in connection with the anticipated increase in product revenue.
Cost of service revenue.    Cost of service revenue is comprised primarily of personnel costs for salary, benefits, bonuses and stock-based compensation expense related to our customer support organization, as well as allocated costs of facilities and information technology. We expect cost of service revenue to increase in connection with the anticipated increase in service revenue.
Gross profit and gross margin
Gross profit has been and will continue to be affected by a variety of factors including shipment volumes, changes in the mix of products and services sold, changes in our product costs including any inventory write-downs, new product introductions and upgrades to existing products, changes in customer mix, changes in pricing and the extent of customer rebates and incentive programs. We expect our gross margin to fluctuate over time depending on a variety of factors, including those described above.
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 340 as of December 27, 2014, compared to 326 as of December 28, 2013 and 224 as of December 31, 2012. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development employees in fiscal 2015. We expect operating expenses to increase as we continue to grow. However, we expect these increases to be at a lower rate than our increase in revenue.
Research and development.    Our research and development efforts are focused on new product development and on developing additional functionality for our existing products. Research and development expenses consist primarily of personnel costs, and to a lesser extent, prototype materials, allocated costs of facilities and information technology and product certification. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop new products and enhance our existing products. However, we expect these increases to be at a lower rate than our increase in revenue.

Sales and marketing.    Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: Americas, Europe, Middle East, and Africa (EMEA), and Asia Pacific. We expect our sales and marketing expenses to increase as we expand our sales and marketing efforts internationally and domestically to help drive increased revenue. However, we expect these increases to be at a lower rate than our increase in revenue.
General and administrative.    General and administrative expenses consist of personnel costs and allocated costs of facilities and information technology related to our executive, finance, human resources and legal functions, as well as professional services costs. Professional services costs consist primarily of outside legal and accounting services. We have incurred and expect to continue to incur expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations. However, we expect any increases to be at a lower rate than our increase in revenue.
Interest income and other expense, net
Interest income consists primarily of income earned on our invested cash, cash equivalents and short-term investments. Historically, interest income has not been material, but it has increased with the level of invested cash.
Other expense, net consists primarily of foreign currency exchange losses related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.
Provision (benefit) for income taxes
Prior to May 31, 2013, we conducted our operations through Gigamon LLC, a pass through entity that filed its income tax return as a partnership for federal and state income tax purposes. As a result, prior to May 31, 2013, we were not subject to U.S. federal or state income taxes as our taxable income was reported by our individual members.
On May 31, 2013, we converted from a Delaware limited liability company (a pass through entity not subject to U.S. federal and state income taxes) to a Delaware corporation. Accordingly, following such conversion, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, as amended, or the Code, and, therefore, are subject to both federal and state income taxes. As a result of this tax election, we recorded a one-time non-cash income tax benefit of $14.8 million in fiscal 2013, for the deferred tax asset amount recorded upon our change in entity status from a Delaware limited liability company to a Delaware corporation. The provision for income taxes in fiscal 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States during the second quarter of fiscal 2014 and for taxes assessed by foreign jurisdictions. As of June 28, 2014 it was assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million was charged to the income tax provision.
The recording of this valuation allowance was primarily due to ongoing losses and the uncertainty regarding future results adjusted for permanent differences which have resulted in a more likely than not determination that our deferred tax assets would not be realized. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among other factors, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and future forecasted income by jurisdiction. The benefit from income taxes for the six months ended June 29, 2013 was $25.0 million. This was the initial recognition of deferred tax assets, upon the conversion of the limited liability company to a corporation, partially offset by current foreign taxes. We are also subject to state taxes in certain states that may assess capital taxes or taxes based on gross receipts. We also have a subsidiary in a foreign jurisdiction, which is subject to income taxes in the jurisdictions in which it operates.
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
We began granting stock options in April 2012 and began granting restricted stock units, or RSUs, in August 2012. Prior to the second quarter of fiscal 2013, we did not record any stock-based compensation expense associated with stock options and RSUs that did not begin to vest until the completion of our IPO, or the IPO Awards. Upon the completion of our IPO in fiscal 2013, we recorded stock-based compensation expense of $5.5 million, net of estimated forfeitures, related to these IPO Awards and began offering eligible employees the opportunity to purchase shares under our 2013 Employee Stock Purchase Plan. Total stock-based compensation expense, net of estimated forfeitures, was $24.7 million, $32.5 million, and $3.6 million in fiscal 2014, 2013, and 2012, respectively. As of December 27, 2014, unrecognized stock-based compensation expense, net of estimated forfeitures, was $24.8 million. To the extent actual forfeiture rates are different from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Change in Reporting Calendar
Effective January 1, 2013, we changed our reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2014 was a 52-week fiscal year ended on December 27, 2014, and each quarter was a 13-week quarter. Fiscal 2013 was a 52-week fiscal year ended on December 28, 2013, and each quarter was a 13-week quarter.
Results of Operations
The following tables set forth our results of operations for the fiscal years presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Consolidated Statement of Operations Data:
Revenue:
Product	$105,594	$101,717	$69,516
Service	51,536	38,578	27,199
Total revenue	157,130	140,295	96,715
Cost of revenue:
Product	31,001	26,103	18,039
Service	6,447	4,727	2,246
Total cost of revenue	37,448	30,830	20,285
Gross profit	119,682	109,465	76,430
Operating expenses:
Research and development	42,806	42,067	17,730
Sales and marketing	76,063	72,024	39,359
General and administrative	20,683	25,575	11,665
Total operating expenses	139,552	139,666	68,754
(Loss) income from operations	(19,870)	(30,201)	7,676
Interest income	308	95	64
Other expense, net	(94)	(94)	(70)
(Loss) income before income tax (provision) benefit	(19,656)	(30,200)	7,670
Income tax (provision) benefit	(21,134)	20,663	(139)
Net (loss) income	$(40,790)	$(9,537)	$7,531
Net (loss) income includes stock-based compensation expense and performance units expense allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$1,743	$3,496	$153
Research and development	8,523	11,467	542
Sales and marketing	8,433	11,034	893
General and administrative	6,780	6,546	2,011
Total stock-based compensation and related payroll tax expenses	$25,479	$32,543	$3,599
Performance unit and related payroll tax expenses:
Cost of revenue	$—	$353	$—
Research and development	—	5,188	—
Sales and marketing	—	7,991	—
General and administrative	—	6,839	—
Total performance unit and related payroll tax expenses	$—	$20,371	$—

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Percentage of Revenue:
Revenue:
Product	67%	73%	72%
Service	33%	27%	28%
Total revenue	100%	100%	100%
Cost of revenue	24%	22%	21%
Gross margin	76%	78%	79%
Operating expenses:
Research and development	27%	30%	18%
Sales and marketing	49%	51%	41%
General and administrative	13%	19%	12%
Total operating expenses	89%	100%	71%
(Loss) income from operations	(13)%	(22)%	8%
Interest income	—%	—%	—%
Other expense, net	—%	—%	—%
(Loss) income before income tax (provision) benefit	(13)%	(22)%	8%
Income tax (provision) benefit	(13)%	15%	—%
Net (loss) income	(26)%	(7)%	8%
Comparison of Fiscal 2014 and Fiscal 2013
Revenue

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Increase	% Increase
		(dollars in thousands)
Revenue:
Product	$105,594	$101,717	$3,877	4%
Service	51,536	38,578	12,958	34%
Total revenue	$157,130	$140,295	$16,835	12%
Product revenue increased $3.9 million in fiscal 2014 as compared to fiscal 2013, primarily due to a $22.4 million increase in sales of our high density, H-Series products offset in part by a decrease in the volume of sales of our G-Series products of $18.5 million.
Service revenue increased $13.0 million in fiscal 2014, compared to fiscal 2013, primarily due to the growth in our installed base at our end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Increase/(decrease)	% Increase/(decrease)
	(dollars in thousands)
Cost of revenue:
Product	$31,001	$26,103	$4,898	19%
Service	6,447	4,727	1,720	36%
Total cost of revenue	$37,448	$30,830	$6,618	21%
Gross margin:
Product	71%	74%
Service	87%	88%
Total gross margin	76%	78%
Stock-based compensation expense included in cost of revenue	$1,743	$3,496	(1,753)	(50)%
Performance units expense included in cost of revenue	$—	$353	(353)	(100)%
Total gross margin decreased to 76% in fiscal 2014 from 78% in fiscal 2013 primarily due to a net increase in inventory write-down of $3.8 million, offset in part by a decrease of $2.1 million in stock-based compensation expense and Performance Unit Plan or "PUP" expenses.
Product gross margin decreased to 71% in fiscal 2014 from 74% in fiscal 2013, primarily attributable to a net increase of $3.8 million of inventory write-down, offset in part by a $1.3 million decrease in stock-based compensation and PUP expenses.
Service gross margin decreased to 87% in fiscal 2014 from 88% in fiscal 2013, primarily due to $2.2 million increase in personnel costs and allocated expenses to support the higher number of maintenance and support contracts, offset by $0.8 million decrease in stock-based compensation and PUP expenses.
Operating expenses

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	Increase/(decrease)	% Increase/(decrease)
	(dollars in thousands)
Operating expenses:
Research and development	$42,806	$42,067	$739	2%
Sales and marketing	76,063	72,024	4,039	6%
General and administrative	20,683	25,575	(4,892)	(19)%
Total operating expenses	$139,552	$139,666	$(114)	*
Stock-based compensation and related payroll tax expense included in:
Research and development	$8,523	$11,467	$(2,944)	(26)%
Sales and marketing	8,433	11,034	$(2,601)	(24)%
General and administrative	6,780	6,546	$234	4%
Total stock-based compensation expense	$23,736	$29,047	$(5,311)	(18)%
Performance units and related payroll tax expense included in:
Research and development	—	5,188	$(5,188)	(100)%
Sales and marketing	—	7,991	$(7,991)	(100)%
General and administrative	—	6,839	$(6,839)	(100)%
Total performance units expense	$—	$20,018	$(20,018)	(100)%

* Not meaningful

Research and development expenses increased $0.7 million in fiscal 2014 compared to fiscal 2013. This increase in research and development expenses was primarily due to increased facilities rent and depreciation costs of $2.7 million and were partially offset by a $2.1 million decrease in personnel related costs largely associated with decreased stock-based compensation and PUP related costs. Net of stock-based compensation expense and expenses related to our performance units, research and development expenses increased $8.9 million, primarily attributable to increased facilities rent and depreciation costs of $2.7 million combined with a $6.0 million increase in personnel related and benefit related costs.
Sales and marketing expenses increased $4.0 million in fiscal 2014 compared to fiscal 2013.The increase in sales and marketing expenses was primarily due to an increased number of employees and personnel related costs of $12.0 million, combined with increased facilities costs of $1.9 million and increased marketing related spending of $0.9 million. These increases were offset by a $10.6 million decrease in stock based compensation and PUP related costs. Net of stock-based compensation expense and expenses related to our performance units, sales and marketing expenses increased $14.6 million, primarily attributable to increased employees and personnel related costs of $10.0 million, combined with increased facilities costs of $1.9 million and increased marketing related spending of $0.9 million.
General and administrative expenses decreased $4.9 million in fiscal 2014 compared to fiscal 2013. This decrease in general and administrative expenses was primarily due to a $6.6 million decrease in stock based compensation expenses and PUP related costs. Net of expenses related to our performance units and stock-based compensation expense, general and administrative expenses increased $1.7 million. This increase was primarily due to increases in facilities rent, general office related expenses including business insurance, and depreciation expenses of $1.2 million. Additionally, we had an increase in personnel related expenses of $0.4 million.
Income Tax (Provision) Benefit

	Fiscal Year Ended			% Change
	December 27, 2014	December 28, 2013	Change
	(dollars in thousands)
Income tax (provision) benefit	$(21,134)	$20,663	$(41,797)	(202)%
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
The provision for income taxes for fiscal 2014 was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 we have assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million which was charged to the income tax provision. The recording of the valuation allowance was mainly due to ongoing losses and uncertainty regarding future results adjusted for permanent differences which has resulted in a more likely than not determination that the deferred tax assets would not be realized. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among other factors, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. The benefit from income taxes for the six months ended June 29, 2013 was $25.0 million. This was the initial recognition of deferred tax assets, upon the conversion of the limited liability company to a corporation, partially offset by current foreign taxes.

Comparison of Fiscal 2013 and Fiscal 2012
Revenue

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$101,717	$69,516	$32,201	46%
Service	38,578	27,199	11,379	42%
Total revenue	$140,295	$96,715	$43,580	45%

Product revenue increased $32.2 million in fiscal 2013, compared to fiscal 2012, primarily due to an increase in the volume of sales of our H Series products, including our HB-1 products introduced in 2013, partially offset by lower volume of sales of our G Series products. Revenue from our H Series products, including HB-1 products, increased to $64.2 million in fiscal 2013 from $27.1 million in fiscal 2012, partially offset by a decrease in revenue from our G Series products to $37.5 million in fiscal 2013 from $42.4 million in fiscal 2012, primarily due to a decrease in the volume of units sold.
Service revenue increased $11.4 million in fiscal 2013, compared to fiscal 2012, primarily due to the growth in our installed base at our existing end-user customers and also due to an increase in the total number of end-user customers under maintenance and support contracts with us, which was primarily driven by higher sales of our products.
Cost of revenue and gross margin

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$26,103	$18,039	$8,064	45%
Service	4,727	2,246	2,481	110%
Total cost of revenue	$30,830	$20,285	$10,545	52%
Gross margin:
Product	74%	74%
Service	88%	92%
Total gross margin	78%	79%
Stock-based compensation expense included in cost of revenue	$3,496	$153	$3,343	*
Performance units expense included in cost of revenue	$353	$—	$353	*
* Not meaningful
Total gross margin decreased to 78% in fiscal 2013 from 79% in fiscal 2012 as costs increased as a percentage of revenue, primarily due to a $3.3 million increase in stock-based compensation expense and a $0.4 million expense related to our performance units, partially offset by the sale of previously written-down inventory, net of an excess and obsolete inventory write-down, in fiscal 2013.
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

Service gross margin decreased to 88% in fiscal 2013 from 92% in fiscal 2012, primarily due to an increase in stock-based compensation expense of $1.4 million in fiscal 2013.
Operating expenses

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$42,067	$17,730	$24,337	137%
Sales and marketing	72,024	39,359	32,665	83%
General and administrative	25,575	11,665	13,910	119%
Total operating expenses	$139,666	$68,754	$70,912	103%
Stock-based compensation expense included in:
Research and development	$11,467	$542	$10,925	*
Sales and marketing	11,034	893	10,141	*
General and administrative	6,546	2,011	4,535	226%
Total stock-based compensation expense	$29,047	$3,446	$25,601	*
Performance units expense included in:
Research and development	$5,188	$—	$5,188	*
Sales and marketing	7,991	—	7,991	*
General and administrative	6,839	—	6,839	*
Total performance units expense	$20,018	$—	$20,018	*

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
Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
GAAP net (loss) income attributable to common stockholders	$(40,790)	$(9,518)	$3,605
Stock-based compensation	24,658	32,543	3,599
Stock-based compensation related payroll taxes	821	—	—
Performance unit expense	—	20,371	—
Accretion of preferred stock to redemption value and issuance costs	—	1,088	2,236
(Loss) earnings distributable to preferred stockholders	—	(1,107)	1,690
Tax benefit upon conversion of LLC to a C corporation	—	(14,811)	—
Income tax effect of non-GAAP adjustments	19,271	(12,673)	—
Non-GAAP net income	$3,960	$15,893	11,130
Basic and diluted GAAP net (loss) income per share attributable to common stockholders	$(1.27)	$(0.39)	$0.21
Basic Non-GAAP net income per share	$0.12	$0.64	$0.64
Diluted Non-GAAP net income per share	$0.12	$0.53	$0.62
GAAP and Non-GAAP weighted average number of shares - Basic	32,200	24,722	17,300
GAAP weighted average number of shares - Diluted	32,200	24,722	17,303
Stock-based compensation impact on weighted average number of shares	1,394	5,323	570
Non-GAAP weighted average number of shares - Diluted	33,594	30,045	17,873
** Non-GAAP tax provision excludes the tax benefits upon conversion of LLC to a C corporation, the recording of valuation allowance on the deferred tax assets, and the tax benefit relating to stock-based compensation expense.

Liquidity and Capital Resources
As of December 27, 2014, our principal sources of liquidity, which consisted of cash, cash equivalents and investments of $149.4 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of December 27, 2014, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Cash provided by operating activities	$11,095	$23,308	$27,680
Cash used in investing activities	(59,695)	(61,767)	(2,006)
Cash provided by (used in) financing activities	7,633	99,692	(20,101)
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
In fiscal 2014, our operating activities provided cash of $11.1 million. The $40.8 million net loss and $2.6 million used for changes in our operating assets and liabilities was more than offset by $54.5 million of non-cash charges. These non-cash charges included changes in the deferred tax assets of $20.8 million, $24.7 million stock-based compensation expenses, depreciation and amortization expenses of $5.3 million and $3.8 million of inventory write-downs. The $2.6 million of cash used for changes in operating assets and liabilities were largely used for an $8.2 million inventory increase, a $4.2 million accounts receivable increase, and a $1.0 million increase in prepaid expenses. This was partially offset by increases in deferred revenue of $8.0 million and increased accounts payable and other accrued liabilities of $2.7 million.
In fiscal 2013, our operating activities provided cash of $23.3 million. We incurred a net loss of $9.5 million, which included net non-cash expenses of $15.4 million. Non-cash expenses primarily consisted of stock-based compensation expenses of $32.5 million and depreciation and amortization expenses of $2.9 million, offset in part by a deferred income tax benefit of $20.9 million. Our operating activities provided cash of $23.3 million primarily due to an increase in deferred revenue of $16.7 million driven by an increase in billings for products and services as a result of our larger installed base; a $8.3 million increase in accrued and other liabilities primarily attributable to a $3.9 million increase in employee related accruals and $3.6 million withheld for our ESPP purchases; and a $3.1 million decrease in inventory due to higher inventory turnover in fiscal 2013. These changes were partially offset by a $3.9 million increase in accounts receivable primarily attributable to an increase in the amount of billings and a $3.3 million increase in prepaid expenses, other current assets and other assets. Our days sales outstanding, or DSO, decreased to 52 days as of December 28, 2013 from 60 days as of December 31, 2012.
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
Cash flows from investing activities
In fiscal 2014, cash used in investing activities of $59.7 million primarily consisted of net purchases and sales of short-term investments of $52.1 million and purchases of property and equipment of $7.6 million to support the growth of our business.
In fiscal 2013, cash used in investing activities of $61.8 million consisted of short-term investment purchases of $59.7 million and property and equipment purchases of $4.0 million, offset by $2.0 million in proceeds from the sale of short-term investments.
In fiscal 2012, cash used in investing activities of $2.0 million and consisted of capital expenditures for property and equipment to support the growth of our business.
Cash flows from financing activities
In fiscal 2014, cash provided by financing activities was $7.6 million and was primarily due to cash proceeds of $5.9 million from the issuance of common stock pursuant to our ESPP and $5.4 million from stock option exercises, partially offset by $3.1 million in shares repurchased due to tax withholdings upon vesting of RSUs. We also made the final payout of $0.5 million to Gigamon LLC members pursuant to the Restated Limited Liability Company Agreement by and among Gigamon LLC and certain of its members, dated January 20, 2010, as amended, in effect prior to the LLC Conversion, or the LLC Agreement.
In fiscal 2013, cash provided by financing activities was $99.7 million primarily due to net cash proceeds of $95.3 million and $10.2 million from our sale and issuance of common stock in our IPO and follow-on public offering, respectively. We also generated $1.7 million from stock option exercises in fiscal 2013. In addition, we distributed $7.0 million in fiscal 2013 to Gigamon LLC members pursuant to the LLC Agreement.
In fiscal 2012, cash used in financing activities was $20.1 million as a result of cash distributions of $18.2 million to our Gigamon LLC members and $1.9 million in costs paid in connection with our IPO.
Contractual Obligations
The following summarizes our contractual obligations as of December 27, 2014:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,343	$6,595	$1,039	$—	$10,977
Purchase commitments (2)	3,585	—	—	—	3,585
Total	$6,928	$6,595	$1,039	$—	$14,562

(1)Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)Purchase commitments primarily represent our obligations to purchase inventory and related components. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory.
As of December 27, 2014, we had no tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Indemnification Obligations
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. We have not incurred any costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in the company capacities. To date, there have been no claims under any indemnification provisions.
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
Revenue Recognition
We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) sales price is fixed or determinable and (4) collectability is reasonably assured.
When sales arrangements contain multiple elements and software and non-software components that function together to deliver the products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) of the selling price if VSOE is not available, or best estimated selling prices (“BESP”) if neither VSOE nor TPE is available.

When we enter into arrangements to provide more than one product or service (“multiple deliverables”), these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. We have established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market and we do not consider our products to be similar to or interchangeable with our competitors’ products in standalone sales to similarly situated customers. For deliverables with no established VSOE, such as standard product offerings, we determine the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. We monitor and evaluate BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
Service revenue is recognized ratably over the contractual support period, which is typically one year and can be up to five years.
In accordance with contractual provisions, we may offer cooperative marketing funds based on a fixed dollar percentage of product sales to certain channel partners or to fund specific marketing activities for these partners. We record such amounts as a reduction to revenue or, if we have evidence of fair value of the separable and identifiable benefit received, as marketing expense.
Inventories
Inventory is valued at the lower of cost computed on a first-in, first-out basis, or market value. We write down inventory in excess of forecasted demand over a certain period, as a component of cost of revenue. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. At the point of inventory write-down, a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, and technical obsolescence of products. We use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with the contract manufacturers that either allow them to procure inventory based upon criteria as defined by us, or establish the parameters defining our requirements. A portion of our reported purchase commitments arising from these agreements consists of non-cancelable commitments. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of our excess and obsolete inventory.
Warranty
We provide our end-user customers with five-year warranties on our products against defects in manufacturing. We accrue for potential liability claims as a component of cost of product revenue based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The accrued warranty balance is reviewed periodically for adequacy and is included in accrued liabilities and in other non-current liabilities on the consolidated balance sheets.
Stock-based compensation expense
Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), is measured and recognized in the consolidated financial statements based on fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to our limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of a peer group of publicly traded companies. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expense for performance-based awards are recognized when the issuance of the underlying awards is probable. Expense for consultant awards is measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. We estimate a forfeiture rate to calculate the stock-based compensation for our awards based on an analysis of our historical experience, analysis of employee turnover and other related factors.
Income Taxes
We are subject to U.S. federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.
Prior to the LLC Conversion in May 2013, we were a Delaware limited liability company that passed through income and losses to our members. As a result, we were not subject to any U.S. federal or state income taxes as the related tax consequences were reported by the individual members.
Effective upon the completion of the LLC Conversion, we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Accordingly, we assess the need for a valuation allowance based on the ASC 740 more-likely-than-not realization threshold criterion. Consideration was given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards expiring, and tax planning alternatives. Significant judgment was required to determine whether a valuation allowance was necessary and the amount of such valuation allowance, if appropriate. As discussed in Note 10 to the consolidated financial statements, we recorded a valuation allowance against our federal and state deferred tax assets as of December 27, 2014. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax liability as the largest amount that is more-likely-than-not to be realized upon ultimate settlement. We also account for any related interest and penalty charges as a component of income taxes.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of this ASU will be the first quarter of fiscal year 2017 using one of two retrospective application methods. We are currently evaluating the potential impact, if any, of this accounting standard update on our future consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance is not currently expected to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The effective date of this ASU will be for annual periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not currently expected to have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate and foreign currency exchange rate sensitivities.
Interest rate sensitivity
We had cash, cash equivalents and investments of $149.4 million and $138.2 million as of December 27, 2014 and December 28, 2013, respectively. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities as of December 27, 2014 and December 28, 2013, or our interest income for fiscal 2014, 2013 and 2012.
Foreign currency exchange rate sensitivity
The U.S. dollar is the functional currency for our subsidiary and our sales to international customers are denominated in U.S. dollars. Because the U.S. dollar is our functional currency, monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, are remeasured to U.S. dollars and all gains and losses resulting from remeasurement are recorded in other expense, net in our consolidated statements of operations. Non-monetary assets and liabilities are translated at historical rates. To date, our operating costs have been denominated primarily in U.S. dollars, although we incur a limited amount of operating expenses in non-U.S. currencies such as British pounds, Euros and Hong Kong dollars. As a result, we have limited exposure to foreign currency exchange rates, and therefore we do not currently enter into foreign currency hedging transactions. If our international operations increase, our exposure to foreign currency exchange rate fluctuations may increase. In fiscal 2014, 2013 and 2012, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gigamon Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of redeemable convertible preferred units and stockholders’ equity (members’ deficit), and consolidated statements of cash flows present fairly, in all material respects, the financial position of Gigamon Inc. and its subsidiary at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 9, 2015

Gigamon Inc.
Consolidated Balance Sheets
(In thousands)

	December 27, 2014	December 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,941	$79,908
Short-term investments	110,465	58,242
Accounts receivable	28,686	24,528
Inventories, net	6,551	1,484
Deferred tax assets	150	3,574
Prepaid expenses and other current assets	5,316	5,606
Total current assets	190,109	173,342
Property and equipment, net	7,387	4,389
Deferred tax assets, non-current	64	17,315
Other assets	426	471
TOTAL ASSETS	$197,986	$195,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,391	$1,405
Accrued liabilities	22,838	22,401
Deferred revenue	42,183	37,592
Gigamon LLC members’ distribution payable	—	476
Total current liabilities	67,412	61,874
Deferred revenue, non-current	13,322	9,884
Deferred tax liability, non-current	150	—
Other liabilities, non-current	1,667	321
TOTAL LIABILITIES	82,551	72,079
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of December 27, 2014 and December 28, 2013	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 32,642 and 31,152 shares issued and outstanding as of December 27, 2014 and December 28, 2013, respectively	3	3
Treasury stock—No par value; 8,110 shares authorized and outstanding as of December 27, 2014 and December 28, 2013	(12,469)	(12,469)
Additional paid-in capital	177,714	144,810
Accumulated other comprehensive (loss) income	(94)	23
Accumulated deficit	(49,719)	(8,929)
TOTAL STOCKHOLDERS’ EQUITY	115,435	123,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,986	$195,517
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Revenue:
Product	$105,594	$101,717	$69,516
Service	51,536	38,578	27,199
Total revenue	157,130	140,295	96,715
Cost of revenue:
Product	31,001	26,103	18,039
Service	6,447	4,727	2,246
Total cost of revenue	37,448	30,830	20,285
Gross profit	119,682	109,465	76,430
Operating expenses:
Research and development	42,806	42,067	17,730
Sales and marketing	76,063	72,024	39,359
General and administrative	20,683	25,575	11,665
Total operating expenses	139,552	139,666	68,754
(Loss) income from operations	(19,870)	(30,201)	7,676
Interest income	308	95	64
Other expense, net	(94)	(94)	(70)
(Loss) income before income tax (provision) benefit	(19,656)	(30,200)	7,670
Income tax (provision) benefit	(21,134)	20,663	(139)
Net (loss) income	(40,790)	(9,537)	7,531
Accretion of preferred stock to redemption value and issuance costs	—	(1,088)	(2,236)
Earnings (loss) distributable to preferred stockholders	—	1,107	(1,690)
Net (loss) income attributable to common stockholders	$(40,790)	$(9,518)	$3,605
Net (loss) income per share attributable to common stockholders:
Basic	$(1.27)	$(0.39)	$0.21
Diluted	$(1.27)	$(0.39)	$0.21
Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	32,200	24,722	17,300
Diluted	32,200	24,722	17,303
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Net (loss) income	$(40,790)	$(9,537)	$7,531
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale investments	(117)	23	—
Comprehensive (loss) income	(40,907)	(9,514)	7,531
Accretion of preferred units to redemption value and issuance costs	—	(1,088)	(2,236)
Earnings (loss) distributable to preferred stockholders	—	1,107	(1,690)
Comprehensive (loss) income attributable to common stockholders	$(40,907)	$(9,495)	$3,605
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Redeemable Convertible Preferred Units and Stockholders’ Equity (Members’ Deficit)
(In thousands)

	Preferred Units		Common Units		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Members’ Deficit)
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	8,110	$26,108	17,300	$1,625	—	$—	$(12,469)	$159	$—	$(17,124)	$(27,809)
Distribution to Gigamon LLC members	—	—	—	—	—	—	—	—	—	(11,130)	(11,130)
Stock-based compensation expense	—	—	—	—	—	—	—	3,599	—	—	3,599
Net income	—	—	—	—	—	—	—	—	—	7,531	7,531
Accretion of preferred units to redemption value and issuance costs	—	2,236	—	—	—	—	—	(2,236)	—	—	(2,236)
Balance as of December 31, 2012	8,110	28,344	17,300	1,625	—	—	(12,469)	1,522	—	(20,723)	(30,045)
Distribution to Gigamon LLC members	—	—	—	—	—	—	—	—	—	(2,676)	(2,676)
Stock-based compensation expense	—	—	—	—	—	—	—	32,543	—	—	32,543
Conversion from LLC to corporation	—	—	(17,300)	(1,625)	16,852	1	—	(22,383)	—	24,007	—
Conversion of preferred stock to common stock	(8,110)	(29,432)	—	—	8,110	1	—	29,431	—	—	29,432
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	5,513	1	—	93,360	—	—	93,361
Issuance of common stock upon follow-on public offering, net of issuance costs	—	—	—	—	300	—	—	10,224	—	—	10,224
Issuance of common stock upon exercise of stock options	—	—	—	—	344	—	—	1,719	—	—	1,719
Issuance of common stock upon vesting of RSUs	—	—	—	—	51	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	—	—	—	—	(18)	—	—	(518)	—	—	(518)
Net loss	—	—	—	—	—	—	—	—	—	(9,537)	(9,537)
Other comprehensive income	—	—	—	—	—	—	—	—	23	—	23
Accretion of preferred units to redemption value and issuance costs	—	1,088	—	—	—	—	—	(1,088)	—	—	(1,088)
Balance as of December 28, 2013	—	—	—	—	31,152	3	(12,469)	144,810	23	(8,929)	123,438
Stock-based compensation expense	—	—	—	—	—	—	—	24,800	—	—	24,800
Issuance of common stock upon exercise of stock options	—	—	—	—	791	—	—	5,351	—	—	5,351
Issuance of common stock related to employee stock purchase plan	—	—	—	—	458	—	—	5,878	—	—	5,878
Issuance of common stock upon vesting of RSUs	—	—	—	—	397	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	—	—	—	—	(156)	—	—	(3,125)	—	—	(3,125)
Net loss	—	—	—	—	—	—	—	—	—	(40,790)	(40,790)
Other comprehensive loss	—	—	—	—	—	—	—	—	(117)	—	(117)
Balance as of December 27, 2014	—	—	—	—	32,642	$3	$(12,469)	$177,714	$(94)	$(49,719)	$115,435
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(40,790)	$(9,537)	$7,531
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,278	2,850	1,354
Stock-based compensation expense	24,658	32,543	3,599
Deferred income taxes	20,825	(20,889)	—
Inventory write-down	3,760	852	2,492
Loss on disposal of fixed assets	—	14	52
Changes in operating assets and liabilities:
Accounts receivable	(4,158)	(3,851)	(4,280)
Inventories	(8,229)	1,400	2,055
Prepaid expenses and other assets	(950)	(3,274)	1,621
Accounts payable	963	(1,758)	398
Accrued liabilities and other liabilities	1,709	8,302	4,000
Deferred revenue	8,029	16,656	8,858
Net cash provided by operating activities	11,095	23,308	27,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(87,698)	(59,725)	—
Proceeds from sales of short-term investments	3,010	2,000	—
Proceeds from maturities of short-term investments	32,607	—	—
Purchase of property and equipment	(7,614)	(4,042)	(2,006)
Net cash used in investing activities	(59,695)	(61,767)	(2,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	5,878	—	—
Proceeds from exercise of stock options	5,364	1,719	—
Proceeds from (costs paid for) initial public offering, net	(8)	95,280	(1,920)
Proceeds from follow-on public offering, net	—	10,232	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,125)	(518)	—
Distribution of income to Gigamon LLC members	(476)	(7,021)	(18,181)
Net cash provided by (used in) financing activities	7,633	99,692	(20,101)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,967)	61,233	5,573
CASH AND CASH EQUIVALENTS — Beginning of period	79,908	18,675	13,102
CASH AND CASH EQUIVALENTS — End of period	$38,941	$79,908	$18,675
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$307	$173	$111
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$—	$29,432	$—
Accretion of preferred units to redemption value and issuance costs discount	$—	$1,088	$2,236
Gigamon LLC members distribution payable withheld for income taxes	$—	$—	$871
Unpaid property and equipment purchases	$207	$558	$248
Unpaid public offering costs	$—	$8	$287
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Notes to Consolidated Financial Statements
1. Description of the Company
The Company
Gigamon Inc. (the “Company”) designs, develops and sells products and services that together provide customers with visibility and control of network traffic. The Company serves global enterprises and service providers that seek to maintain and improve the reliability, performance and security of their network infrastructure.
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company prepared its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. All intercompany accounts and transactions have been eliminated in consolidation.
Change in Fiscal Year End
Effective January 1, 2013, the Company changed its reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2014 was a 52-week fiscal year ended on December 27, 2014, and each quarter was a 13-week quarter. Fiscal 2013 was a 52-week fiscal year ended on December 28, 2013, and each quarter was a 13-week quarter.
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
Accounts Receivable
Accounts receivable, which represent trade accounts receivable from both channel partners and direct customers, are recorded at the invoiced amounts and do not bear interest. The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. The Company generally requires no collateral from its customers. The Company reviews its accounts receivable to determine if it needs to establish an allowance for doubtful accounts for estimated losses resulting from the customer’s inability to make payments. Management determines the collectability of specific customer accounts by their past transaction history. If financial conditions of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Estimates for allowance for doubtful accounts are charged to operating expenses and a credit to a valuation allowance. As of December 27, 2014 the Company had not recorded an allowance for doubtful accounts.
Concentrations
The Company operates in highly competitive and rapidly changing markets that could negatively impact the Company’s operating results. A number of components that meet the Company’s manufacturing requirements are available only from single source suppliers. In addition, the Company relies on one contract manufacturer to manufacture substantially all of its products. The inability of its single source suppliers and contract manufacturer to provide the Company with adequate supplies of high-quality components and products could cause a delay in order fulfillment, which could adversely affect the Company’s revenue, cost of revenue and operating results.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash, cash equivalents and short-term investments are held in or managed by a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them. The Company mitigates credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and determines if it needs to establish an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts. No end-user customer accounted for 10% or     more of total accounts receivable.
The Company sells its products primarily through channel partners, including distributors and resellers, and occasionally directly to end-user customers. For fiscal 2014, 2013 and 2012, no end-user customer accounted for 10% or more of revenue.
Customers that represented more than 10% of total revenue and accounts receivable are the following:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Percent of Revenue:
Customer A (distributor)	47%	52%	63%
Customer B (distributor)	16%	*	*
 * Represents less than 10% of total revenue

	As of
	December 27, 2014	December 28, 2013
Percent of Accounts Receivable:
Customer A (distributor)	*	23%
Customer B (distributor)	36%	11%
* Represents less than 10% of total accounts receivable
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
In fiscal 2014, the Company recognized $3.8 million of inventory write-downs within cost of revenue and $1.0 million in recoveries from the sale of previously written-down inventory. The Company recorded inventory write-downs of $0.9 million and $2.5 million in fiscal 2013 and fiscal 2012, respectively, as a component of cost of revenue.
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
Research and Development and Software Development Costs
Research and development costs are expensed as incurred. The Company's software development process is essentially completed concurrent with the establishment of technological feasibility. To-date, software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

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
Revenue Recognition
The Company generates product revenue from sales of traffic visibility solutions to customers as well as service revenue from sales of maintenance and support contracts and other billable services. Most of the Company’s products are hardware appliances containing software components that function together to deliver the essential functionality of the solution. The Company typically delivers products and services in a single transaction. The deliverables consist of traffic visibility solutions, maintenance and support, and other billable services. The Company’s typical arrangement includes the sale of one or multiple products that include first year maintenance and support as well as standard warranty. Other arrangements consist of the sale of products bundled with additional maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms, except to two of the Company’s distributors which have a general right of return and in that case, revenue is deferred until sell-through has occurred. Revenue is reported net of rebates, discounts and any other sales incentives.
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
When the Company enters in arrangements to provide more than one product or service (“multiple deliverables”), these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. The Company has established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market and the Company does not consider its products to be similar to or interchangeable with its competitors’ products in standalone sales to similarly situated customers. For deliverables with no established VSOE, such as standard product offerings, the Company determines the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. The Company monitors and evaluates BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
Service revenue is recognized ratably over the contractual support period, which is typically one year and can be up to five years.
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
Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the consolidated balance sheets. As of

December 27, 2014 and December 28, 2013, deferred cost of product revenue was $0.8 million and $0.9 million, respectively.
Shipping and Handling Charges
Shipping and handling costs are recorded in cost of revenue in the period products are shipped to customers.
Warranty
The Company provides five-year warranties on its hardware products against defects in manufacturing. The Company accrues for potential liability claims as a component of cost of product revenue based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The accrued warranty balance is reviewed periodically for adequacy and is included in accrued liabilities and in other non-current liabilities on the consolidated balance sheets.
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
Advertising Costs
Expenses related to advertising of products are charged to sales and marketing expense as incurred. For all periods presented, advertising expenses were not material.
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
Effective upon the completion of the LLC Conversion, the Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Accordingly, the Company assessed the need for a valuation allowance based on the ASC 740 more-likely-than-not realization threshold criterion. Consideration was given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards expiring, and tax planning alternatives. Significant judgment was required to determine whether a valuation allowance was necessary and the amount of such valuation allowance, if appropriate. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive (loss) income is comprised of all components of net (loss) income and all components of other comprehensive (loss) income within stockholders’ equity. The Company’s other comprehensive (loss) income includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.
Earnings Per Share
Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stock holders by the weighted-average number of common shares outstanding for the period.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of this ASU will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently evaluating the potential impact, if any, of this accounting standard update on its future consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The effective date of this ASU will be for annual periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s consolidated financial statements.
3. Fair Value Measurements
Cash, Cash Equivalent and Investments
The components of the Company’s cash, cash equivalents and investments are as follows (in thousands):

		Fair Value Measured Using
	December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,976	$15,976	$—	$—
Total cash equivalents	15,976	15,976	—	—
Cash	22,965
Total cash and cash equivalents	$38,941
Short-term investments:
Corporate debt securities	$58,707	$—	$58,707	$—
U.S. agency debt securities	31,779	—	31,779	—
U.S. government securities	19,979	—	19,979	—
Total short-term investments	$110,465	$—	$110,465	$—

		Fair Value Measured Using
	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$79,100	$79,100	$—	$—
Corporate debt securities	501	—	501	—
Total cash equivalents	79,601	79,100	501	—
Cash	307
Total cash and cash equivalents	$79,908
Short-term investments:
Corporate debt securities	$42,210	$—	$42,210	$—
U.S. agency debt securities	11,035	—	11,035	—
U.S. government securities	4,997	—	4,997	—
Total short-term investments	$58,242	$—	$58,242	$—
The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents. The Company holds money market funds that invest primarily in high-quality short-term money-market instruments, and these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. The Company presents available-for-sale investments as current assets as they are available for the Company's current operations.
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the twelve months ended December 27, 2014.
As of December 27, 2014 and December 28, 2013, the Company had no liabilities measured at fair value.
Financial instruments measured at amortized costs, gross unrealized gain, gross unrealized loss and fair value by significant investment categories are summarized as follows (in thousands):

	December 27, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$15,976	$—	$—	$15,976
Cash	22,965	—	—	22,965
Total cash and cash equivalents	$38,941	$—	$—	$38,941
Short-term investments:
Corporate debt securities	$58,777	$4	$(74)	$58,707
U.S. agency debt securities	31,800	1	(22)	31,779
U.S. government securities	19,982	7	(10)	19,979
Total short-term investments	$110,559	$12	$(106)	$110,465

	December 28, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$79,100	$—	$—	$79,100
Corporate debt securities	501	—	—	501
Cash	307	—	—	307
Total cash and cash equivalents	$79,908	$—	$—	$79,908
Short-term investments:
Corporate debt securities	$42,191	$19	$—	$42,210
U.S. agency debt securities	11,037	—	(2)	11,035
U.S. government securities	4,991	6	—	4,997
Total short-term investments	$58,219	$25	$(2)	$58,242
The contractual maturity date of the cash, cash equivalents and short-term investments was as follows (in thousands):

	As of
	December 27, 2014	December 28, 2013
Due within one year	$90,555	$100,674
Due between one and five years	35,886	37,169
Total	126,441	137,843
Cash	22,965	307
Total	$149,406	$138,150
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	December 27, 2014	December 28, 2013
Raw materials	$433	$59
Finished goods	6,118	1,425
Total inventories, net	$6,551	$1,484
Property and equipment, net
Property and equipment, net are comprised of the following (in thousands):

	As of
	December 27, 2014	December 28, 2013
Equipment and machinery	$12,189	$7,251
Furniture and fixtures	430	465
Leasehold improvements	2,256	291
Software	1,824	1,439
Total property and equipment	16,699	9,446
Less accumulated depreciation and amortization	(9,312)	(5,057)
Total property and equipment, net	$7,387	$4,389
Depreciation expense was $4.3 million, $2.6 million and $1.4 million for fiscal 2014, 2013 and 2012, respectively.

Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	December 27, 2014	December 28, 2013
Accrued employee related costs	$16,021	$15,247
Accrued inventory and other purchases	1,830	2,881
Accrued professional services	761	1,028
Other accruals	4,226	3,245
Total accrued liabilities	$22,838	$22,401
Accrued Warranty
Accrued Warranty is comprised of (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Accrued warranty balance at beginning of period	$686	$350	$231
Accrual for warranty during the period	949	970	421
Actual costs incurred	(760)	(634)	(302)
Accrued warranty balance at end of period	$875	$686	$350

Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	December 27, 2014	December 28, 2013
Deferred product revenue	$3,806	$7,147
Deferred service revenue	51,699	40,329
Total deferred revenue	$55,505	$47,476
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive (Loss) Income
	Net Unrealized Gains (loss)	Income Tax Provision	Net Unrealized Gains (losses), net of tax
Balance as of December 28, 2013	$23	$—	$23
Available-for-sale securities:
Unrealized losses, net	(117)	—	(117)
Total other comprehensive loss	(117)	—	(117)
Balance as of December 27, 2014	$(94)	$—	$(94)
There were no reclassifications out of accumulated other comprehensive (loss) income into the consolidated statements of operations in fiscal 2014 and 2013.
5. Related Party Transactions
Founders’ Bonuses

The Company paid bonuses to certain founder employees through December 31, 2012, pursuant to the Restated Limited Liability Company Agreement by and among the Company and certain of its stockholders, dated January 20, 2010, as amended (the “LLC Agreement”), prior to its termination on May 31, 2013. For fiscal 2014 and 2013 founders bonus expense was zero and for fiscal year 2012, founders’ bonus expense was $2.9 million.
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
During fiscal 2014, 2013 and 2012, the Company distributed $0.5 million, $7.0 million and $18.2 million, respectively; such distribution amounts included no income taxes for fiscal 2014 and 2013 and $1.6 million, of income taxes paid on behalf of members for fiscal 2012. The undistributed amount was recorded as Gigamon LLC members’ distribution payable within accrued liabilities in the consolidated balance sheets. As of December 27, 2014 and December 28, 2013, the members’ distribution payable was zero and $0.5 million, respectively.
6. Commitments and Contingencies
Lease Commitments
On July 2, 2013, the Company entered into a sublease agreement to lease 105,664 square feet of office space, located in Santa Clara, California, with a term of 51 months from January 2014 through March 2018, for an aggregate net base rent of $10.7 million. In addition to the monthly base rent, the Company is responsible for payment of certain operating expenses, including utilities and real estate taxes. The Company is using the leased space as its worldwide corporate headquarters. In addition, the Company leases office space for its United Kingdom subsidiary under a non-cancelable operating lease that expires in December 2017.
The Company has also entered into lease agreements for additional office space for sales offices in New York, Virginia, Australia, China, Japan, Hong Kong, Russia, Singapore, United Arab Emirates and the United Kingdom. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was approximately $2.9 million, $1.1 million and $0.6 million for fiscal 2014, 2013 and 2012, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 27, 2014 were as follows (in thousands):

Fiscal Year:
2015	3,343
2016	3,262
2017	3,333
2018	957
Thereafter	82
Total	$10,977
Purchase Commitments
As of December 27, 2014 and December 28, 2013, the Company’s purchase commitments with its vendors totaled $3.6 million and $7.5 million, respectively.
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

Indemnification Obligations
Under the indemnification provisions of its standard sales related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by its customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in the company capacities. To date, there have been no claims under any indemnification provisions.
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
Under existing accounting guidance, the compensation expense associated with the 2009 Plan is not required to be reflected in the consolidated financial statements until Change of Control is deemed probable. Accordingly, the Company had not recorded any liabilities or compensation expense associated with the PUPs in its consolidated financial statements until the period in which a change of control occurred. Accordingly, the Company recorded compensation and related payroll tax expenses of $20.4 million in its consolidated financial statements in fiscal 2013, for the 1,057,772 PUPs vested upon the completion of the IPO on June 17, 2013. The Company did not record any related compensation expense in fiscal 2012 and 2014. The 2009 Plan was terminated in June 2013, in connection with the completion of the IPO.
The following table summarizes the Company’s PUP activity:

			PUPS Outstanding
		PUPS Available for Grant	Number of PUPS	Weighted- Average Base Price
Balances —	December 31, 2011	71,326	1,551,649	$0.15
Cancelled		146,834	(146,837)	0.15
Balances —	December 31, 2012	218,160	1,404,812	0.15
Settled		—	(1,057,772)	0.15
Cancelled		347,040	(347,040)	0.15
Termination of the Plan		(565,200)	—	0.15
Balances —	December 28, 2013	—	—

8. Preferred Stock and Stockholders’ Equity
LLC Conversion
On May 31, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed the Company’s name from Gigamon LLC to Gigamon Inc. Effective May 31, 2013, all of the Company’s outstanding common units and preferred units were converted into shares of common stock and preferred stock. Immediately following the LLC Conversion, certain entities affiliated with Highland Capital Partners that held the Company’s Series A preferred stock were merged with and into the Company, and the entities affiliated with Highland Capital Partners that merged with and into the Company received preferred stock in exchange for their equity interests. Further, in connection with the LLC Conversion, Gigamon Systems LLC, the holder of all of the Company’s outstanding common units prior to the LLC Conversion, exchanged all of the interests that it held in the Company for 16,851,635 shares of the common stock of Gigamon Inc. In addition, all outstanding options to purchase shares in Gigamon Systems LLC were substituted for fully vested options to purchase 448,349 shares of the Company’s common stock, at a weighted average exercise price of $0.02 per share, for which the Company recognized related stock-based compensation expense of $8.5 million in fiscal 2013. Additionally, upon completion of the conversion, the Company recorded a net adjustment to deferred income tax asset of $14.8 million and reclassified $24.0 million from accumulated deficit to additional paid-in capital.
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
Redeemable Convertible Series A Preferred Units
The LLC Agreement authorized the Company to issue 8,109,848 Series A preferred units (“Series A”) at no par value. Upon the LLC Conversion, all of the then-outstanding Series A were converted into shares of Series A preferred stock. Furthermore, in connection with the closing of the Company’s IPO, all of the Company’s then-outstanding shares of Series A preferred stock were converted into shares of common stock on June 17, 2013 (the “Series A Conversion”). As of December 27, 2014 and December 28, 2013, the Company had zero Series A units outstanding.
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
Liquidation
Upon a liquidation or a deemed liquidation event, the Company was obligated to distribute the net proceeds or assets available for distribution, whether in cash or in other property, to the holders of Series A and common units as follows:
•First, to the holders of Series A on a pari passu basis, and
•Next, to the holders of common units, pro rata in proportion to the number of common units held by such holders.
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
Redemption
The holders of Series A units were entitled to elect to require the Company to purchase all of the outstanding Series A, after January 20, 2015, at $2.81 per unit plus accrued preferred return at 8% per annum, payable in three equal annual installments. Prior to the redemption upon the completion of the IPO, the Company was accreting to the January 20, 2015 redemption value of $33.5 million. For fiscal 2014, 2013 and 2012, the Company recorded zero, $1.0 million and $2.1 million, respectively, for the accretion of the Series A units to their redemption value using the effective interest method. As redemption of Series A units was outside the control of the Company, all units have been presented outside of Members’ deficit in the Company’s consolidated balance sheets and consolidated statements of redeemable convertible preferred units and stockholders’ equity (members’ deficit).
The Company initially recorded the Series A units at their issuance price net of issuance costs, which represented the carrying value. The difference between the initial carrying value of Series A units and their total redemption value was accreted from the issuance date through the first redemption date, January 20, 2015, using the effective interest rate method. The Company recorded accretion of issuance costs of $0, $0.1 million and $0.1 million, respectively, for fiscal 2014, 2013 and 2012.
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 27, 2014 and December 28, 2013, the Company had no shares of preferred stock issued or outstanding.
Common Units
Prior to the LLC Conversion, the Company had 33,333,333 common units authorized. Each holder of common units was entitled to one vote for each common unit held. Upon the LLC Conversion, all of the then-outstanding common units were converted into shares of common stock. As of December 27, 2014 and December 28, 2013, the Company had no common units outstanding.
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
As of December 27, 2014 and December 28, 2013, the Company had 32,641,500 and 31,151,723 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of December 27, 2014 and December 28, 2013, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity (members’ deficit) on its consolidated balance sheet. The treasury stock was repurchased in fiscal 2010 pursuant to a purchase and redemption agreement.
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
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s Option Plan were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the Option Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of December 27, 2014, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 1,640,500 shares and 745,912 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units and performance shares to employees, directors and consultants of the Company.

Employee Stock Purchase Plan
In conjunction with the completion of its IPO in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance and the number of authorized shares under the ESPP is subject to increase on an annual basis. In the twelve months ended December 27, 2014, the Board authorized an additional 439,422 shares of common stock for future issuance under the ESPP. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In fiscal 2014 and 2013, the Company recorded stock-based compensation expense of $4.2 million and $4.7 million for its ESPP. During fiscal 2014 there were two purchase periods that resulted in the issuance of 458,327 shares of common stock at a weighted average purchase price of $12.93 per share. In connection with the offering period that began on August 15, 2014, the Company recorded a compensation charge of $0.5 million related to employees that withdrew from prior offerings and enrolled in the current offering period. This amount is included in the $4.2 million ESPP stock-based compensation charge recorded in fiscal 2014.
Stock Option
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
In fiscal 2012 the Company granted 66,663 shares subject to performance-based options. These options vest based upon the achievement of sales goals for each individual grantee. Based upon the achievement of each individual’s sales goals, 30,168 shares, 21,749 shares and 9,123 shares subject to such options had vested as of December 27, 2014, December 28, 2013, and December 31, 2012, respectively. The Company recognized approximately $40,000, $134,400, and $90,000 in stock-based compensation expense during fiscal 2014, 2013, and 2012, respectively. As of December 27, 2014 and December 28, 2013, 20,135 shares and 39,998 shares subject to such performance-based options, respectively, were outstanding, with unrecognized expense of $0.1 million, net of estimated forfeitures. The Company did not issue any performance-based options in fiscal 2014.
In fiscal 2013, the Company granted 448,349 shares subject to fully-vested options to certain employees, with an average exercise price of $0.02 per share, as substitute options to purchase our common stock in connection with the LLC Conversion. In fiscal 2012, the Company granted 153,647 shares subject to fully-vested options to certain employees, with an average exercise price of $10.38 per unit. Stock-based compensation expense recognized in fiscal 2013 in connection with these fully vested options was $8.5 million. The Company did not issue any fully-vested options in fiscal 2014.
In fiscal 2012, the Company granted a total of 1,143,413 shares subject to the IPO Stock Options, for which the Company recorded $3.8 million of stock-based compensation expense in fiscal 2013 upon the completion of its IPO in June 2013.

The following table summarizes the stock option activity related to shares of common stock under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Options granted	2,524,492	$7.87
Options cancelled	(106,095)	$6.50
Balance — December 31, 2012	2,418,397	$7.92	9.40	$12,527
Options granted	1,599,514	$11.36
Options exercised	(344,592)	$4.99
Options cancelled	(295,016)	$8.86
Balance — December 28, 2013	3,378,303	$9.77	8.78	$62,725
Options granted	646,444	$20.21
Options exercised	(794,369)	$6.76
Options cancelled	(843,966)	$11.75
Balance — December 28, 2014	2,386,412	$12.91	8.21	$14,403
Vested and expected to vest — December 31, 2012	1,173,666	$9.34	9.51	$4,428
Exercisable — December 31, 2012	189,459	$10.19	9.61	$559
Vested and expected to vest — December 28, 2013	3,216,818	$9.68	8.64	$60,034
Exercisable — December 28, 2013	972,268	$6.34	8.65	$21,344
Vested and expected to vest — December 27, 2014	2,230,425	$12.71	8.17	$13,754
Exercisable — December 27, 2014	936,061	$9.71	7.85	$7,643
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $17.47, $28.29 and $13.11 as of December 27, 2014, December 28, 2013, and December 31, 2012, respectively, for the total number of underlying options. Weighted-average fair value per share for option awards vested in fiscal 2014, 2013 and 2012 was $10.91, $5.67, and $6.06 respectively. The total intrinsic value of options exercised was $12.4 million and $10.6 million in fiscal 2014 and fiscal 2013, respectively. No award was granted or vested under the Option Plan prior to fiscal 2012. Excluded from the options vested and expected to vest as of December 28, 2012 were 1,070,316 stock options that did not commence vesting until the completion of the Company’s IPO in June 2013.
During fiscal 2014, the Company accelerated the vesting of 31,211 shares of common stock pursuant to outstanding stock options and 9,347 RSUs, of certain employees, pursuant to the terms of their severance agreements. This accelerated vesting resulted in a net expense reversal of $0.4 million during the fiscal year since the fair value of the accelerated options and RSUs on the date of modification was lower than the previously recognized stock-based compensation expense.
During fiscal 2014, the Company entered into a consulting agreement with a termed executive. Pursuant to the agreement the termed executive continued to vest stock options and RSU’s as a consultant until the termination of the agreement. The modification under the consulting agreement resulted in a net expense reversal of $0.3 million since the total compensation cost recognized exceeded the fair market value of the stock options and RSU’s expected to vest after the modification.
During fiscal 2014, the Company modified certain stock option grants covering 10,666 shares of common stock to restrict these options to cash settlement upon future exercises, for which these stock options are marked-to-market as of each balance sheet until their settlement dates. Stock-based compensation recognized in connection with these modified stock options was immaterial in fiscal 2014.
Additional information regarding the Company’s outstanding stock options and vested and exercisable stock options is summarized below:

	As of December 27, 2014
	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Shares Subject to Stock Options	Weighted- Average Exercise Price per Share
$0.00 - $6.09	746,627	7.50	$4.97	446,090	$4.21
$10.38 - $19.00	1,385,924	8.50	$14.02	467,791	$14.01
$29.36 - $37.18	253,861	9.06	$30.16	22,180	$29.73
	2,386,412	8.21	$12.91	936,061	$9.71
Restricted Stock Unit Activity
RSUs generally vest over a period of one to four years. RSUs vest on the vesting dates determined by the Company. The vesting is subject to the employee’s continuing service with the Company over that period. Until vested, RSUs do not have the voting or dividend participation rights of the Company’s common stock and the shares of the Company’s common stock underlying the awards are not considered issued and outstanding. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Prior to our IPO, vesting of RSUs was subject to the occurrence of a liquidity event, and in certain instances additional vesting criteria. The liquidity event was defined as the earliest of (i) the closing of a sale event of the Company, or (ii) six months following the IPO of the Company’s common stock.
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
RSUs granted	149,841	$11.12
Balance - December 31, 2012	149,841	$11.12	1.98	$1,965
RSUs granted	764,509	$22.13
RSUs vested	(50,849)	$11.06
RSUs canceled	(22,552)	$16.16
Balance - December 28, 2013	840,949	$21.00	1.40	$23,790
RSUs granted	1,666,228	$19.58
RSUs vested	(397,239)	$21.18
RSUs canceled	(378,713)	$24.64
Balance - December 27, 2014	1,731,225	$18.79	1.27	$30,245
Vested and expected to vest — December 28, 2013	783,633	$20.89	1.35	$22,169
Vested and expected to vest — December 27, 2014	1,521,264	$18.66	1.18	$26,580
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $17.47, $28.29, and $13.11 as of December 27, 2014, December 28, 2013, and December 31, 2012, respectively, for the total number of underlying RSUs.
Weighted average fair value per share for RSUs vested in fiscal 2014 was $21.18. Total intrinsic value of RSUs vested in fiscal 2014 was $7.7 million. In fiscal 2014, the Company recognized stock-based compensation expense of $15.0 million related to its RSUs.
Weighted average fair value per share for RSUs vested in fiscal 2013 was $11.06. Total intrinsic value of RSUs vested in fiscal 2013 was $1.5 million. In fiscal 2013, the Company recognized stock-based compensation expense of $6.0 million related to its RSUs.
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
The fair value of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Stock option awards:
Expected term (in years)	5.27 - 6.08	5.00 - 6.08	5.00 - 6.08
Risk-free interest rate	1.69% - 1.90%	0.89% - 1.84%	0.91% - 1.28%
Expected volatility	58.9% - 61.9%	62.1% - 65.3%	62.5% - 65.1%
Expected dividend rate	—%	—%	—%
Grant date fair value per award	$5.94 - $17.67	$9.44 - $23.29	$5.67 - $9.18
ESPP purchase right:
Expected term (in years)	0.50 - 2.01	0.68 - 2.18	—
Risk-free interest rate	0.05% - 0.42%	0.08% - 0.20%	—%
Expected volatility	53.1% - 63.1%	53.6% - 63.1%	—%
Expected dividend rate	—%	—%	—%
Grant date fair value per share	$3.48 - $13.06	$12.11 - $15.68	$—
The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. In fiscal 2014, the Company granted 1,666,228 RSUs with a grant date fair value per share ranging from $10.75 to $34.26. In fiscal 2013, the Company granted 764,509 RSUs with a grant date fair value per share ranging from $15.57 to $38.33. In fiscal 2012, the Company granted 95,842 RSUs and 53,999 RSUs with a grant date fair value per share of $10.38 and $12.42, respectively, including performance based RSUs covering 8,666 shares.
As of December 27, 2014, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $5.1 million, $16.2 million, and $3.5 million, respectively, with a weighted-average remaining amortization period of 1.1 years, 1.3 and 0.7 years, respectively. As of December 28, 2013, unrecognized compensation expense related to unvested stock options, RSUs and ESPP purchase rights net of estimated forfeitures, was $10.3 million, $10.9 million, and $5.1 million, respectively with a weighted-average remaining amortization period of 1.4 years, 1.4 years, and 0.90 years, respectively. As of December 31, 2012, excluding the 1,070,316 IPO Stock Options and 149,841 RSUs that were subject to the IPO, unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $4.9 million with a weighted-average remaining amortization period of 1.8 years. As of December 27, 2014 there was $0.2 million capitalized stock-based compensation expense within the Company's inventory balance.

The following table summarizes the stock-based compensation expense recorded in the Company’s consolidated statement of operations (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Cost of revenue	$1,679	$3,496	$153
Research and development	8,102	11,467	542
Sales and marketing	8,212	11,034	893
General and administrative	6,665	6,546	2,011
Total stock-based compensation expense	$24,658	$32,543	$3,599
Common Stock Reserved for Future Issuance
The Company had the following shares of common stock reserved for future issuance (in shares):

	As of
	December 27, 2014	December 28, 2013
Option Plan:
Common stock subject to options outstanding	1,640,500	3,205,638
RSUs outstanding	197,448	585,205
Shares available for future grants	—	—
2013 Equity Plan:
Common stock subject to options outstanding	745,912	172,665
RSUs outstanding	1,533,777	255,744
Shares available for future grants	3,656,706	3,281,959
ESPP	420,517	439,422
Common stock reserved for future issuances	8,194,860	7,940,633
9. Defined Contribution Plans
The Company sponsors a 401(k) defined contribution plan providing a matching contribution of 50% of each participant’s contribution, up to the lesser of 6% of the participant’s annual compensation or $7,650 for fiscal 2014 and 2013. In 2012 the Company provided a contribution equal to 3% of each participant’s compensation up to $7,500.
The Company’s contributions to the 401(k) defined contribution plan were $2.0 million, $1.6 million and $0.8 million for fiscal 2014, 2013 and 2012, respectively.
10. Income Tax
(Loss) income before income tax (provision) benefit consisted of the following (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
United States	$(20,682)	$(31,024)	$7,295
Foreign	1,026	824	375
Total (loss) income before income tax (provision) benefit	$(19,656)	$(30,200)	$7,670

The income tax (provision) benefit consisted of the following (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Federal:
Current	$—	$—	—
Deferred	(19,504)	19,504	—
State:
Current	(24)	(10)	—
Deferred	(1,373)	1,373	—
Foreign:
Current	(285)	(216)	(139)
Deferred	52	12	—
Total income tax (provision) benefit	$(21,134)	$20,663	$(139)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the income tax (provision) benefit consisted of the following (dollars in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Federal statutory rate	35%	35%	35%
Effect of:
Tax benefit at federal statutory rate	$6,881	$10,570	*
State tax benefit, net of federal tax benefit	515	376	*
ESPP	(1,106)	(1,760)	*
Other permanent items	(215)	(281)	*
Impact of foreign operations	132	37	*
Tax credits	2,106	240	*
LLC income flow-through	—	(3,319)	*
Recognition of deferred tax assets	—	14,800	*
Change in valuation allowance	(29,447)	—	*
Total income tax (provision) benefit	$(21,134)	$20,663	*
*Not applicable, as the Company was a limited liability company and subject only to foreign taxes on its wholly-owned United Kingdom subsidiary.
The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
The Company files income tax returns in the U.S. federal jurisdiction, certain U.S. states, and the United Kingdom. The Company is subject to U.S. federal income tax examination for calendar year 2013, from 2009 to 2013 for state purposes, and 2012 to 2013 for the United Kingdom. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of
	December 27, 2014	December 28, 2013
Deferred tax assets:
Stock-based compensation	$10,672	$9,797
Fixed assets	4,272	4,972
Net operating loss	432	2,306
Accruals and reserves	4,761	2,099
Deferred revenue	3,896	963
Inventory reserve	1,231	512
Credits	2,651	240
Gross deferred tax assets	27,915	20,889
Valuation allowance	(27,851)	—
Total deferred tax assets	64	20,889
Deferred tax liabilities	—	—
Total	$64	$20,889
The provision for income taxes for the year ended December 27, 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of December 27, 2014 the Company assessed that it is more-likely-than-not that it will not realize its federal and state deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, the Company recorded a valuation allowance on its federal and state deferred tax assets for an amount of $24.6 million and was charged to the income tax provision. The recording of $24.6 million of valuation allowance was primarily due to ongoing losses and the uncertainty regarding future results adjusted for permanent differences which have resulted in a more likely than not determination that the deferred tax assets would not be realized. In making this determination, the Company considered all available evidence, both positive and negative. Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction.
The following table presents the activity in the valuation allowance:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Balance at the beginning of period	$—	$—	$—
Additions	27,851	—	—
Deductions	—	—	—
Balance at End of Period	$27,851	$—	$—
The following table presents a summary of the current and non-current deferred tax assets and deferred tax liabilities (in thousands):

	As of
	December 27, 2014	December 28, 2013
Deferred tax assets, current	$150	$3,574
Deferred tax liabilities, current	—	—
Deferred tax assets, non-current	64	17,315
Deferred tax liabilities, non-current	(150)	—
Total deferred tax assets, net	$64	$20,889
As of December 27, 2014, the Company had federal and state net operating loss carryforwards of approximately $13.8 million and $0.5 million, respectively, available to reduce any future taxable income. If not utilized, the federal and state net operating loss carryforwards will expire between fiscal 2033 and 2034, while the California credit may be carried forward indefinitely.
The Company also has federal and state research and development tax credit carryforwards of approximately $2.4 million and $2.9 million, respectively. If not utilized, the federal credit carryforwards will expire between fiscal 2033 and 2034. The state credit will carry forward indefinitely.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company uses the with-and-without approach described in guidance which has been incorporated into ASC 740, Income Taxes, to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from share-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 27, 2014, the amount of excess tax benefits from stock options included in federal and state net operating losses was $12.8 million and $1.1 million, respectively. The impact of this excess tax benefit will be recognized as additional paid-in capital when it reduces taxes payable. In addition, the Company has elected to account for the indirect effects of share-based awards on other tax attributes, such as the research, foreign and other tax credits, through the consolidated statement of operations.
Uncertain Income Tax Positions
The Company has adopted ASC 740-10 "Accounting for Uncertainty in Income Taxes (formerly FIN 48). ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As of December 27, 2014 and December 28, 2013, the Company had $2.3 million and $0.2 million of unrecognized tax benefits, respectively which represented an increase in unrecognized tax benefits by $2.1 million during 2014. If recognized, all of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision for the years ending December 27, 2014 and December 28, 2013, respectively.
A reconciliation of the beginning and ending amount of the unrecognized income tax benefits during the tax periods ended December 27, 2014 and December 28, 2013 are as follows (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Unrecognized tax benefits at the beginning of the period	$186	$—	$—
Additions for tax positions related to the current year	1,824	186	—
Additions for tax positions related to the prior year	248	—	—
Unrecognized tax benefits at the end of the period	$2,258	$186	$—
We anticipate our unrecognized tax benefits within the next twelve months to not change significantly.
The Company's policy is to account for interest and penalties related to income tax expense as income tax expense. As of December 27, 2014, the company had accrued no interest and penalties related to unrecognized tax benefits.
As of December 27, 2014, the Company had not recorded any tax provision for U.S. federal and state income taxes on approximately $2.1 million of undistributed earnings in foreign subsidiaries, which it expects to reinvest outside of the U.S. indefinitely. If the Company were to repatriate these earnings to the U.S., it would be subject to U.S. income taxes, an adjustment for foreign tax credits, and foreign withholding taxes. The determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions in the Sec. 41 is the research credit for qualified research expenditure incurred through the end of 2014. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2014, as the research and development credit carryforwards are offset by a full valuation allowance.
11. Net (Loss) Income per Share
The net (loss) income per share and weighted-average shares information presented in the consolidated financial statements reflect the Company’s one-for-three reverse stock split completed on May 20, 2013. Effective June 17, 2013, all shares of the then-outstanding redeemable convertible preferred stock were converted to common stock and are included in the weighted-average shares used to compute net (loss) income per share starting from the conversion date. Due to the net loss incurred in fiscal 2014, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive. Dilutive securities in the Company’s diluted net (loss) income per share calculation for the periods before the close of the Company’s IPO in June 2013 do not include stock options and RSUs with vesting contingent upon an IPO or a liquidity event.
The following table presents the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Numerator:
Net (loss) income attributable to common stockholders	$(40,790)	$(9,518)	$3,605
Denominator:
Weighted average shares used for basic net (loss) income per share computation	32,200	24,722	17,300
Weighted average effect of dilutive securities:
Stock options	—	—	3
Weighted average shares used for diluted net (loss) income per share computation	32,200	24,722	17,303
Net (loss) income per share attributable to common stockholders :
Basic	$(1.27)	$(0.39)	$0.21
Diluted	$(1.27)	$(0.39)	$0.21
The following shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share for the periods presented (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Convertible Series A preferred	—	—	8,110
Equity awards to purchase common stock	6,339	5,073	3,786
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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
United States	$116,921	$103,257	$71,666
Rest of Americas	8,499	5,846	5,729
Europe, Middle East and Africa	21,769	19,753	13,373
Asia Pacific	9,941	11,439	5,947
Total	$157,130	$140,295	$96,715
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	December 27, 2014	December 28, 2013
United States	$7,218	$4,203
Other	169	186
Total	$7,387	$4,389

Supplementary Quarterly Financial Data (Unaudited)
The following table sets forth selected unaudited consolidated statement of operations data for each quarter of the two fiscal years ended December 27, 2014 (in thousands, except per share amounts):

	Three Months Ended
	Dec 27, 2014	Sept 27, 2014	June 27, 2014	March 29, 2014	Dec 28, 2013	Sept 28, 2013	June 29, 2013	March 30, 2013
Consolidated Statement of Operations Data:
Revenue:
Product	$36,790	$26,180	$22,544	$20,080	$31,698	$29,146	$23,354	$17,519
Service	14,461	13,088	12,307	11,680	11,389	9,840	9,055	8,294
Total revenue	51,251	39,268	34,851	31,760	43,087	38,986	32,409	25,813
Cost of revenue:
Product	10,319	7,396	6,281	7,005	7,646	6,789	6,944	4,724
Service	1,722	1,601	1,544	1,580	1,170	993	1,911	653
Total cost of revenue	12,041	8,997	7,825	8,585	8,816	7,782	8,855	5,377
Gross profit	39,210	30,271	27,026	23,175	34,271	31,204	23,554	20,436
Research and development	10,922	10,086	10,860	10,938	10,341	8,958	17,097	5,671
Sales and marketing	20,387	17,948	19,558	18,170	18,004	15,485	26,114	12,421
General and administrative	5,015	5,217	4,446	6,005	4,682	4,696	12,688	3,509
Total operating expenses	36,324	33,251	34,864	35,113	33,027	29,139	55,899	21,601
Income (loss) from operations	2,886	(2,980)	(7,838)	(11,938)	1,244	2,065	(32,345)	(1,165)
Interest income	92	82	73	61	60	32	1	2
Other (expense) income, net	(31)	(28)	6	(41)	(17)	(52)	(18)	(7)
Income (loss) before income tax (provision) benefit	2,947	(2,926)	(7,759)	(11,918)	1,287	2,045	(32,362)	(1,170)
Income tax (provision) benefit	(41)	(66)	(24,727)	3,700	(1,375)	(502)	22,569	(29)
Net income (loss)	2,906	(2,992)	(32,486)	(8,218)	(88)	1,543	(9,793)	(1,199)
Accretion of preferred stock to redemption value and issuance costs	—	—	—	—	—	—	(503)	(585)
Earnings distributable to preferred stockholders	—	—	—	—	—	—	538	569
Net income (loss) attributable to common stockholders	$2,906	$(2,992)	$(32,486)	$(8,218)	$(88)	$1,543	$(9,758)	$(1,215)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$(0.09)	$(1.01)	$(0.26)	$—	$0.05	$(0.51)	$(0.07)
Diluted	$0.09	$(0.09)	$(1.01)	$(0.26)	$—	$0.05	$(0.51)	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of December 27, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 27, 2014 due to the existence of material weaknesses in our internal control over financial reporting described below. Notwithstanding the existence of the material weaknesses discussed below, our management, including our principal executive officer and principal financial officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2014. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control - Integrated Framework (2013). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 27, 2014 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses:
1.We did not maintain effective internal control over financial reporting over the accuracy of the accounting for income taxes related to ESPP-related expenses. Specifically, our internal controls with respect to the treatment of ESPP-related expenses for income tax purposes were not designed to effectively account for ESPP-related expenses as a non-deductible expense for income tax provision purposes in accordance with GAAP. This control deficiency resulted in an immaterial audit adjustment to our income tax benefits and deferred taxes during the year-ended December 28, 2013 and the revision of our consolidated financial statements for the interim periods ended June 29, 2013 and September 28, 2013. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness.
2.We did not maintain effective internal control over financial reporting over the completeness and accuracy of the complex spreadsheets that are utilized in the accounting for revenue allocation and inventory write-down. Specifically, our internal controls with respect to the review of these complex spreadsheets were not designed to operate at a sufficient level of precision. This control deficiency resulted in immaterial audit adjustments to revenue, deferred revenue, cost of revenue and inventory write-down during the year ended December 27, 2014. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness.
Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting
We have taken steps to remediate the material weaknesses identified above and plan to take additional actions to remediate the underlying cause of these material weaknesses as described below:
1.We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses but we believe that additional testing is required before concluding that the material weakness has been remediated. Accordingly, we will continue to utilize the comprehensive income tax provision preparation process that we use for our quarterly close process to include additional consideration of ESPP-related expenses included in the stock-based compensation expense, hold formal meetings during the quarterly close process with our tax advisors to assess and review the treatment of ESPP-related expenses and related support, and evaluate the status and test the measures implemented.
2.We will strengthen our procedures around complex spreadsheets and set guidelines for how to conduct and document the reviews of those complex spreadsheets. Additionally, we are evaluating automated solutions that would reduce our reliance on manual processes that are dependent on spreadsheets and spreadsheet analysis.
These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating this material weakness.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting which occurred during the three months ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above under “Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting,” we have been taking steps to remediate the material weaknesses identified above and plan to take additional actions to remediate the underlying cause of the material weaknesses.
Item 9B. Other Information
None.
PART III
Item10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 27, 2014.
Item 11. Executive CompensationThe information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 27, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 27, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 27, 2014.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 27, 2014.
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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Conversion Agreement dated as of May 31, 2013, between the registrant and the other parties thereto	S-1/A	333-182662	2.1	June 4, 2013
2.2	Agreement and Plan of Merger dated as of May 31, 2013, between the registrant and the other parties thereto	S-1/A	333-182662	2.2	June 4, 2013
2.3	Transfer Agreement and Plan of Reorganization dated as of May 31, 2013, between the registrant and the parties thereto	S-1/A	333-182662	2.3	June 4, 2013
3.1	Restated Limited Liability Company Agreement dated as of January 20, 2010, between the registrant and the other parties thereto, as amended by Amendment No. 1 to Restated Limited Liability Company Agreement dated as of April 26, 2011	S-1	333-182662	3.1	July 13, 2012
3.2	Amended and Restated Certificate of Incorporation of registrant, as currently in effect	10-Q	001-35957	3.1	August 12, 2013
3.3	Amended and Restated Bylaws of registrant, as currently in effect	10-Q	001-35957	3.2	August 12, 2013
4.1	Specimen common stock certificate of the registrant	S-1/A	333-182662	4.1	June 4, 2013
4.2	Investor Rights Agreement dated as of January 20, 2010, between the registrant and the other parties thereto	S-1	333-182662	4.2	July 13, 2012
10.1+	Form of Indemnification Agreement between the registrant and its directors and officers	S-1/A	333-182662	10.1	May 29, 2013
10.2+	2012 Unit Option Plan	S-1	333-182662	10.4	July 13, 2012
10.3+	Form of Unit Option Agreement and Restricted Stock Unit Agreement under 2012 Unit Option Plan	S-1/A	333-182662	10.5	May 1, 2013
10.4+	2013 Equity Incentive Plan	S-1/A	333-182662	10.6	May 29, 2013
10.5+	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan	S-1/A	333-182662	10.7	May 29, 2013
10.6+	2013 Employee Stock Purchase Plan	S-1/A	333-182662	10.1	June 7, 2013
10.7+	Gigamon Inc. 2013 Corporate Bonus Plan	8-K	001-35957	10.1	July 29, 2013
10.8+	Offer Letter, between the registrant and Michael C. Ruettgers, dated November 4, 2010	S-1	333-182662	10.8	July 13, 2012
10.9+	Offer Letter, between the registrant and Kenneth A. Goldman, dated February 7, 2011	S-1	333-182662	10.9	July 13, 2012
10.10+	Offer Letter, between the registrant and Mike Burns, dated July 20, 2014	8-K	001-35957	10.1	July 22, 2014
10.11+	Offer Letter, between the registrant and Paul B. Shinn, dated April 24, 2012	S-1/A	333-182662	10.2	March 25, 2013
10.12+	Offer Letter, between the registrant and Paul A. Hooper, dated December 19, 2012	S-1/A	333-182662	10.2	March 25, 2013
10.13+	Offer Letter, between the registrant and Shehzad Merchant, dated March 8, 2013	S-1/A	333-182662	10.3	May 1, 2013
10.14+	Offer Letter, between the registrant and John H. Kispert, dated November 20, 2013	8-K	001-35957	10.1	December 12, 2013
10.15+	Offer Letter, between the registrant and Paul J. Milbury, dated January 10, 2014	S-1/A	001-35957	10.1	January 30, 2014
10.16+	Change in Control Severance Agreement, between registrant and Paul A. Hooper, dated September 17, 2012, as amended	S-1/A	333-182662	10.2	March 25, 2013
10.17+	Change in Control Severance Agreement, between registrant and Mike Burns, dated July 29, 2014	8-K/A	0001-35957	10.1	August 1, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.18+	Change in Control Severance Agreement, between registrant and Paul B. Shinn, dated March 11, 2013	S-1/A	333-182662	10.2	March 25, 2013
10.19+	Change in Control Severance Agreement, between registrant and Shehzad Merchant, dated April 29, 2013	S-1/A	333-182662	10.3	May 1, 2013
10.20	Sublease dated as of July 2, 2013 between the registrant and Palo Alto Networks, Inc., as amended	10-Q	001-35957	10.1	August 12, 2013
10.21†	Distribution Agreement dated as of December 28, 2010, between the registrant and Interlink Communication Systems, Inc., as amended	S-1/A	333-182662	10.1	March 25, 2013
10.22†	License and Services Agreement dated as of November 12, 2009, between the registrant and Tall Maple Systems, Inc.	S-1/A	333-182662	10.3	May 1, 2013
10.23†	Manufacturing Services Agreement dated as of April 29, 2013, between the registrant and Jabil Circuit, Inc.	S-1/A	333-182662	10.3	June 7, 2013
21.1	List of subsidiaries of registrant	S-1	333-182662	21.1	July 13, 2012
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
†
Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2015.

GIGAMON INC.

By:	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer

POWER OF ATTORNEY
Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Hooper	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2015
Paul A. Hooper

/s/ Mike Burns	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2015
Mike Burns

/s/ Kenneth A. Goldman	Director	March 9, 2015
Kenneth A. Goldman

/s/ Ted Ho	Director	March 9, 2015
Ted Ho

/s/ John Kispert	Director	March 9, 2015
John H. Kispert

/s/ Paul J. Milbury	Director	March 9, 2015
Paul J. Milbury

/s/ Corey M. Mulloy	Director	March 9, 2015
Corey M. Mulloy

/s/ Michael C. Ruettgers	Director	March 9, 2015
Michael C. Ruettgers