Form 10-Q
period 2015-03-28
Gigamon Inc.
filed 2015-05-06
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______.
Commission File Number 001-35957

Gigamon Inc. (Exact name of Registrant as specified in its Charter)

Delaware	26-3963351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Olcott Street, Santa Clara, California 95054
(Address of principal executive offices and Zip Code)

(408) 831-4000
(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of April 24, 2015, there were 33,180,198 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended March 28, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,919	$38,941
Short-term investments	88,674	110,465
Accounts receivable	25,404	28,686
Inventories	4,626	6,551
Deferred tax assets	146	150
Prepaid expenses and other current assets	6,768	5,316
Total current assets	203,537	190,109
Property and equipment, net	7,105	7,387
Deferred tax assets, non-current	51	64
Other assets, non-current	436	426
TOTAL ASSETS	$211,129	$197,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,245	$2,391
Accrued liabilities	17,451	22,838
Deferred revenue	52,501	42,183
Total current liabilities	71,197	67,412
Deferred revenue, non-current	13,527	13,322
Deferred tax liability, non-current	146	150
Other liabilities, non-current	1,566	1,667
TOTAL LIABILITIES	86,436	82,551
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of March 28, 2015 and December 27, 2014	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 33,171 and 32,642 shares issued and outstanding as of March 28, 2015 and December 27, 2014, respectively	3	3
Treasury stock— 8,110 shares outstanding as of March 28, 2015 and December 27, 2014	(12,469)	(12,469)
Additional paid-in capital	187,558	177,714
Accumulated other comprehensive income (loss)	15	(94)
Accumulated deficit	(50,414)	(49,719)
TOTAL STOCKHOLDERS’ EQUITY	124,693	115,435
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,129	$197,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue:
Product	$32,152	$20,080
Service	14,701	11,680
Total revenue	46,853	31,760
Cost of revenue:
Product	9,445	7,005
Service	1,777	1,580
Total cost of revenue	11,222	8,585
Gross profit	35,631	23,175
Operating expenses:
Research and development	11,496	10,938
Sales and marketing	18,832	18,170
General and administrative	6,019	6,005
Total operating expenses	36,347	35,113
Loss from operations	(716)	(11,938)
Interest income	119	61
Other expense, net	(10)	(41)
Loss before income tax (provision) benefit	(607)	(11,918)
Income tax (provision) benefit	(88)	3,700
Net loss	(695)	(8,218)
Net loss per share:
Basic	$(0.02)	$(0.26)
Diluted	$(0.02)	$(0.26)
Weighted average shares used in computing net loss per share:
Basic	32,994	31,734
Diluted	32,994	31,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net loss	$(695)	$(8,218)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments	109	(8)
Comprehensive loss	$(586)	$(8,226)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695)	$(8,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,515	983
Stock-based compensation expense	7,343	7,858
Deferred income taxes	13	(3,719)
Inventory write-down	493	1,810
Changes in operating assets and liabilities:
Accounts receivable	3,282	8,206
Inventories	1,155	(247)
Prepaid expenses and other assets	(1,463)	(783)
Accounts payable	(1,147)	47
Accrued liabilities and other liabilities	(5,247)	(6,179)
Deferred revenue	10,523	2,042
Net cash provided by operating activities	15,772	1,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(34,430)
Proceeds from sales of short-term investments	—	1,000
Proceeds from maturities of short-term investments	21,653	5,075
Purchase of property and equipment	(1,037)	(2,269)
Net cash provided by (used in) investing activities	20,616	(30,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	2,607	3,863
Proceeds from exercise of stock options	1,245	2,881
Costs paid for initial public offering, net	—	(8)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,262)	(1,632)
Distribution of income to Gigamon LLC members	—	(476)
Net cash provided by financing activities	2,590	4,628
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,978	(24,196)
CASH AND CASH EQUIVALENTS — Beginning of period	38,941	79,908
CASH AND CASH EQUIVALENTS — End of period	$77,919	$55,712
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$156	$690
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company prepared its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
The Company has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2015 is a 52-week fiscal year ending on December 26, 2015 and each quarter therein is a 13-week quarter.
Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of March 28, 2015, its results of operations, comprehensive loss, and cash flows for the three months ended March 28, 2015 and March 29, 2014. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three months ended March 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to revenue recognition, provision for doubtful accounts, warranty reserve, excess and obsolete inventory write-downs, stock-based compensation expense, depreciable useful lives and income taxes. The Company bases its estimates on historical experience, projections for future performance and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Cash Equivalents and Marketable Securities
All highly liquid marketable securities with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense, net, in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in accumulated other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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
The Company sells its products primarily through channel partners, including distributors and resellers, and directly to end-user customers. For the three months ended March 28, 2015 and March 29, 2014, no end-user customer accounted for 10% or more of revenue.
Customers that represented more than 10% of total revenue and accounts receivable are the following:

	Three Months Ended
	March 28, 2015	March 29, 2014
Percent of Revenue:
Customer A (distributor)	38%	48%
Customer B (distributor)	21%	13%

	As of
	March 28, 2015	December 27, 2014
Percent of Accounts Receivable:
Customer A (distributor)	41%	*
Customer B (distributor)	10%	36%
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
In the three months ended March 28, 2015 and March 29, 2014, the Company recorded $0.5 million and $1.8 million, respectively of inventory write-downs within cost of revenue.
Revenue Recognition
The Company generates product revenue from sales of traffic visibility solutions to customers as well as service revenue from sales of maintenance and support contracts and other billable services. Most of the Company’s products are hardware appliances containing software components that function together to deliver the essential functionality of the solution. The Company typically delivers products and services in a single transaction. The deliverables consist of traffic visibility solutions, maintenance and support, and other billable services. The Company’s typical arrangement includes the sale of one or multiple products that include first year maintenance and support as well as standard warranty. Other arrangements consist of the sale of products bundled with additional maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms, except to two of the Company’s distributors which have a general right of return and in that case, revenue is deferred until sell-through has occurred. Revenue from distributors is reported net of rebates, discounts and any other sales incentives.
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.
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
When the Company enters into arrangements to provide more than one product or service (“multiple deliverables”), these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. The Company has established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market and the Company does not consider its products to be similar to or interchangeable with its competitors’ products in standalone sales to similarly situated customers. For deliverables with no established VSOE, such as standard product offerings, the Company determines the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. The Company monitors and evaluates BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
Service revenue is recognized ratably over the contractual support period, which is typically one year and can be up to five years.

In accordance with contractual provisions, the Company may offer cooperative marketing funds based on a fixed dollar percentage of product sales to certain of its channel partners or to fund specific marketing activities for these partners. The Company records such amounts as a reduction to revenue or, if the Company has evidence of fair value of the separable and identifiable benefit received, as a marketing expense.
Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the consolidated balance sheets. As of March 28, 2015 and December 27, 2014, deferred cost of product revenue was $1.9 million and $0.8 million, respectively.
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
Stock-Based Compensation
Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to the Company’s limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of a peer group of publicly traded companies. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expenses for performance-based awards are recognized when the issuance of the underlying awards are probable. Expenses for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors. The Company is currently using two separate forfeiture rates, based on the classification of the employees.
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
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of any viable tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive loss is comprised of all components of net loss and the changes in the components of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s accumulated other comprehensive income (loss) includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of this ASU will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the potential impact, if any, of this accounting standard update on its future consolidated financial statements.
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company’s accounts receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments.
Cash, Cash Equivalents and Short-Term Investments
The Company measures its financial instruments at fair value on a recurring basis. The components of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	March 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$34,428	$34,428	$—	$—
Total cash equivalents	34,428	34,428	—	—
Cash	43,491
Total cash and cash equivalents	$77,919
Short-term investments:
Corporate debt securities	$40,917	$—	$40,917	$—
U.S. agency debt securities	27,750	—	27,750	—
U.S. government securities	20,007	—	20,007	—
Total short-term investments	$88,674	$—	$88,674	$—

		Fair Value Measured Using
	December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,976	$15,976	$—	$—
Total cash equivalents	15,976	15,976	—	—
Cash	22,965
Total cash and cash equivalents	$38,941
Short-term investments:
Corporate debt securities	$58,707	$—	$58,707	$—
U.S. agency debt securities	31,779	—	31,779	—
U.S. government securities	19,979	—	19,979	—
Total short-term investments	$110,465	$—	$110,465	$—
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Observable inputs reflect market data obtained from independent sources. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the three months ended March 28, 2015.
As of March 28, 2015 and December 27, 2014, the Company had no liabilities measured at fair value.
Financial instruments measured at amortized costs, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of March 28, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$34,428	$—	$—	$34,428
Cash	43,491	—	—	43,491
Total cash and cash equivalents	$77,919	$—	$—	$77,919
Short-term investments:
Corporate debt securities	$40,931	$10	$(24)	$40,917
U.S. agency debt securities	27,742	10	(2)	27,750
U.S. government securities	19,986	21	—	20,007
Total short-term investments	$88,659	$41	$(26)	$88,674

	December 27, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$15,976	$—	$—	$15,976
Cash	22,965	—	—	22,965
Total cash and cash equivalents	$38,941	$—	$—	$38,941
Short-term investments:
Corporate debt securities	$58,777	$4	$(74)	$58,707
U.S. agency debt securities	31,800	1	(22)	31,779
U.S. government securities	19,982	7	(10)	19,979
Total short-term investments	$110,559	$12	$(106)	$110,465
The Company’s realized gain was immaterial in the three months ended March 28, 2015. There were no securities in a continuous loss position for 12 months or longer as of March 28, 2015 and December 27, 2014.
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	As of
	March 28, 2015	December 27, 2014
Due within one year	$99,042	$90,555
Due between one and five years	24,060	35,886
Total cash equivalents and short-term investments	$123,102	$126,441
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	March 28, 2015	December 27, 2014
Raw materials	$319	$433
Finished goods	4,307	6,118
Total inventories	$4,626	$6,551
Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	As of
	March 28, 2015	December 27, 2014
Accrued employee related costs	$10,701	$16,021
Accrued inventory and other purchases	1,625	1,830
Accrued professional services	661	761
Other accruals	4,464	4,226
Total accrued liabilities	$17,451	$22,838
Accrued Warranty
Accrued Warranty is comprised of (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Accrued warranty balance at beginning of period	$875	$686
Accrual for warranty during the period	275	187
Actual costs incurred	(219)	(195)
Accrued warranty balance at end of period	$931	$678
 Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	March 28, 2015	December 27, 2014
Deferred service revenue	$52,177	$51,699
Deferred product revenue	13,851	3,806
Total deferred revenue	$66,028	$55,505
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive income (loss) (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses)	Income Tax Provision	Net Unrealized Gains (Losses), net of tax
Balance as of December 27, 2014	$(94)	$—	$(94)
Available-for-sale securities:
Unrealized gains, net	109	—	109
Total other comprehensive income	109	—	109
Balance as of March 28, 2015	$15	$—	$15
There were no reclassifications out of accumulated other comprehensive income into the consolidated statements of operations in the three months ended March 28, 2015 and March 29, 2014.
5. Commitments and Contingencies
Lease Commitments

The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through fiscal 2019. The Company has also entered into lease agreements for additional office space in New York, Virginia, Australia, China, Japan, Hong Kong, India, Russia, Singapore, the United Arab Emirates, and the United Kingdom. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was $0.8 million for the three months ended March 28, 2015 and March 29, 2014, respectively.
Future minimum lease payments under non-cancelable operating leases as of March 28, 2015 were as follows (in thousands):

Fiscal Year:
2015 (remaining nine months)	$2,574
2016	3,283
2017	3,330
2018	957
2019	82
Total	$10,226
Purchase Commitments
As of March 28, 2015 and December 27, 2014, the Company’s purchase orders for inventories and related components totaled $5.6 million and $3.6 million, respectively.
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
Indemnification Obligations
Under the indemnification provisions of its standard sales related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by its customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in the company capacities. To date, there have been no claims under any indemnification provisions.
6. Preferred Stock and Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of March 28, 2015 and December 27, 2014, the Company had no shares of preferred stock issued or outstanding.
Common Stock
The Company has authorized 1,000,000,000 shares of common stock, $0.0001 par value per share. Each holder of common stock is entitled to one vote for each share of common stock held. Cumulative voting for the election of directors is not provided in the Company’s amended and restated certificate of incorporation. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Company's board of directors (the "Board"), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine.

As of March 28, 2015 and December 27, 2014, the Company had 33,170,852 and 32,641,500 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of March 28, 2015 and December 27, 2014, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its condensed consolidated balance sheet. The treasury stock was purchased in fiscal 2010 pursuant to a purchase and redemption agreement.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the "2012 Plan") were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In the twelve months ended December 27, 2014, an additional 1,464,740 shares of common stock were authorized for future issuance under the 2013 Equity Incentive Plan and an additional 1,464,740 shares were authorized during the three months ended March 28, 2015. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of March 28, 2015, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,320,873 shares and 1,570,411 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering (the "IPO") in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance and the number of authorized shares under the ESPP is subject to an increase on an annual basis. In the twelve months ended December 27, 2014, an additional 439,422 shares of common stock were authorized for future issuance under the ESPP and an additional 439,422 shares were authorized during the three months ended March 28, 2015. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. In the three months ended March 28, 2015 and March 29, 2014, the Company recorded stock-based compensation expense of $0.7 million and $1.7 million, respectively for its ESPP. For the three months ended March 28, 2015 there was one purchase period that resulted in the issuance of 273,301 shares of common stock at a weighted average purchase price of $9.54 per share.
Stock Option
Stock options granted under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Option Plans”), are generally subject to a four-year vesting period whereby stock options become 25% vested on the first anniversary of the grant date and then ratably monthly thereafter through the end of the vesting period. Vested stock options may be exercised up to ten years from the vesting commencement date, with certain options granted in fiscal 2015 expiring seven years from the date of grant. Under the 2012 Plan, vested but unexercised stock options expire 30 days after termination of service with the Company. Under the 2013 Equity Plan, vested but unexercised stock options expire three months after termination of service with the Company.

The following table summarizes the stock option activity under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 27, 2014	2,386,412	$12.91	8.21	$14,403
Options granted	408,000	$21.44
Options exercised	(172,709)	$7.20
Options canceled	(58,895)	$10.38
Balance — March 28, 2015	2,562,808	$14.71	7.82	$18,809
Vested and expected to vest — March 28, 2015	2,365,419	$14.41	7.81	$18,010
Exercisable — March 28, 2015	957,721	$11.48	7.67	$9,884
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $21.10 and $17.47 as of March 28, 2015 and December 27, 2014, respectively, for the total number of underlying options. Weighted-average fair value per share for option awards vested in the three months ended March 28, 2015 and March 29, 2014 was $10.76 and $11.48, respectively. As of March 28, 2015 and December 27, 2014, there were 34,151 and 36,495 shares of common stock subject to stock options with performance-based vesting criteria, respectively.
Restricted Stock Unit Activity
RSUs generally vest over a period of one to four years. RSU vesting dates are determined by the Company. The vesting is subject to the employee’s continuing service with the Company over that period. Until vested, RSUs do not have the voting or dividend participation rights of the Company’s common stock and the shares of the Company’s common stock underlying the awards are not considered issued and outstanding. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant.
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 27, 2014	1,731,225	$18.79	1.27	$30,245
RSUs granted	861,107	$21.30
RSUs vested	(142,196)	$19.36
RSUs canceled	(121,660)	$22.87
Balance - March 28, 2015	2,328,476	$19.47	1.46	$49,131
Vested and expected to vest — March 28, 2015	2,009,813	$19.30	1.34	$42,407
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $21.10 and $17.47, as of March 28, 2015 and December 27, 2014, respectively, for the total number of underlying RSUs.
Stock-Based Compensation Expense
The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Stock option awards:
Expected term (in years)	4.6	6.0-6.1
Risk-free interest rate	1.6%	1.8%-1.9%
Expected volatility	56.04%	61.9%
Expected dividend rate	—%	—%
Grant date fair value per award	$10.11	$17.32 - $17.67
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.07% - 0.70%	0.1% - 0.3%
Expected volatility	37.6% - 50.3%	44.8% - 52.7%
Expected dividend rate	—%	—%
Grant date fair value per share	$5.48 - $9.18	$8.23 - $13.06
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of revenue	$549	$448
Research and development	2,096	2,599
Sales and marketing	2,448	2,773
General and administrative	2,250	2,038
Total stock-based compensation expense	$7,343	$7,858
As of March 28, 2015, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $7.0 million, $24.2 million and $2.5 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.4 million, $0.7 million for three months ended March 28, 2015 and March 29, 2014, respectively.
8. Income Tax
The Company recorded an income tax expense of $0.1 million and an income tax benefit of $3.7 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The tax provision of $0.1 million as of March 28, 2015 represents foreign income tax expense. The tax provision recorded does not reflect any projected change in net deferred taxes, as the Company cannot conclude that it is more likely than not that it will be able to utilize its deferred tax assets in the foreseeable future.
The Company files annual income tax returns in multiple tax jurisdictions on a worldwide basis. A number of years may lapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcomes. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.
As of March 28, 2015, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.
Due to the net loss incurred in the three months ended March 28, 2015 and March 29, 2014, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive. The following table presents the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net loss attributable to common stockholders	$(695)	$(8,218)
Denominator:
Weighted average shares used for basic net loss per share computation	32,994	31,734
Net loss per share attributable to common stockholders :
Basic	$(0.02)	$(0.26)
Diluted	$(0.02)	$(0.26)
The following shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Equity awards to purchase common stock	4,891	4,399
10. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate discrete financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or plans for levels or components below the consolidated unit level. Accordingly, the Company operates as a single reportable segment.
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
United States	$32,633	$24,421
Rest of Americas	3,091	1,697
Europe, Middle East and Africa	7,482	3,704
Asia Pacific	3,647	1,938
Total	$46,853	$31,760
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	March 28, 2015	December 27, 2014
United States	$6,947	$7,218
Other	158	169
Total	$7,105	$7,387

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.
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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our results of operations and financial condition;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the impact of seasonality on our business;

•	our anticipated growth strategies;

•	maintaining and expanding our end-user customer base and our relationships with our channel partners;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs;

•	our ability to manage the introduction of new products and the effects of such new product introductions on our existing product portfolio;

•	our sales cycles and the results of our sales efforts;

•	our relationships with our third-party manufacturers and suppliers;

•	our management of inventory;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our liquidity and working capital requirements;

•	our need to obtain additional funding and our ability to obtain future funding on acceptable terms;

•	our valuation allowance of deferred tax assets and the assumptions and estimates underpinning our determination;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•	the estimates and estimate methodologies used in preparing our consolidated financial statements.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
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
Our revenue increased to $46.9 million in the three months ended March 28, 2015 from $31.8 million in the three months ended March 29, 2014, representing 48% growth from sales of our products and services to existing and new customers. In the three months ended March 28, 2015, we added 60 new customers as compared to 70 new customers in the three months ended March 29, 2014. Our net loss was $0.7 million and $8.2 million for the three months ended March 28, 2015 and March 29, 2014, respectively. We generated cash from operations of $15.8 million and $1.8 million for the three months ended March 28, 2015 and March 29, 2014, respectively. We operate as a single reportable segment.
Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Key Performance Indicators:
Revenue	$46,853	$31,760
Gross margin	76%	73%
Loss from operations	$(716)	$(11,938)
Deferred revenue	$66,028	$49,518
Revenue. We monitor our revenue to assess the acceptance of our products by our end-user customers and growth in the markets we serve.
Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our customers.

Loss from operations. We monitor our loss from operations to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount.
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
Service revenue. We generate service revenue from sales of maintenance and support contracts, which are bundled with sales of products, and from subsequent renewals of those contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize service revenue ratably over the duration of the contract, which is typically one year and can be for multiple years depending on the customer contract. As a result, the impact on service revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas service revenue is recognized ratably over the contract term. We expect our service revenue to increase as we expand our installed base by selling more products and adding more end-user customers.
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
Cost of service revenue. Cost of service revenue is comprised primarily of personnel costs for salary, benefits, bonuses and stock-based compensation expense related to our customer support organization, as well as allocated costs of facilities, information technology and engineering. We expect cost of service revenue to increase in connection with the anticipated increase in service revenue.

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
Operating expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense. With respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses decreased to 343 as of March 28, 2015, compared to 361 as of March 29, 2014. We expect to increase hiring of new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development employees in fiscal 2015. We expect operating expenses to increase as we continue to grow. However, we expect these increases to be at a lower rate than our increase in revenue.
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
Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: (i) the Americas, (ii) Europe, the Middle East and Africa (EMEA) and (iii) Asia Pacific. We expect our sales and marketing expenses to increase as we expand our sales and marketing efforts internationally and domestically to help drive increased revenue. However, we expect these increases to be at a lower rate than our increase in revenue.
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
Provision (benefit) for income taxes
We recorded an income tax expense of $0.1 million and an income tax benefit of $3.7 million for the three months ended March 28, 2015 and March 29, 2014, respectively.
As of March 28, 2015, we continued to maintain a valuation allowance against our deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our deferred tax assets in the foreseeable future. We will continue to evaluate the potential release of the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Total stock-based compensation expense, net of estimated forfeitures, was $7.3 million and $7.9 million for the three months ended March 28, 2015 and March 29, 2014, respectively. As of March 28, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, was $33.6 million. To the extent actual forfeiture rates differ from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Three Months Ended
	March 28, 2015	March 29, 2014
Consolidated Statement of Operations Data:
Revenue:
Product	$32,152	$20,080
Service	14,701	11,680
Total revenue	46,853	31,760
Cost of revenue:
Product	9,445	7,005
Service	1,777	1,580
Total cost of revenue	11,222	8,585
Gross profit	35,631	23,175
Operating expenses:
Research and development	11,496	10,938
Sales and marketing	18,832	18,170
General and administrative	6,019	6,005
Total operating expenses	36,347	35,113
Loss from operations	(716)	(11,938)
Interest income	119	61
Other expense, net	(10)	(41)
Loss before income tax (provision) benefit	(607)	(11,918)
Income tax (provision) benefit	(88)	3,700
Net loss	$(695)	$(8,218)
Loss includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$572	$506
Research and development	2,247	2,997
Sales and marketing	2,540	3,004
General and administrative	2,296	2,128
Total stock-based compensation and related payroll tax expenses	$7,655	$8,635

	Three Months Ended
	March 28, 2015	March 29, 2014
Percentage of Revenue:
Revenue:
Product	69%	63%
Service	31%	37%
Total revenue	100%	100%
Cost of revenue	24%	27%
Gross margin	76%	73%
Operating expenses:
Research and development	24%	34%
Sales and marketing	40%	57%
General and administrative	13%	20%
Total operating expenses	77%	111%
Loss from operations	(1)%	(38)%
Interest income	—%	—%
Other expense, net	—%	—%
Loss before income tax (provision) benefit	(1)%	(38)%
Income tax (provision) benefit	—%	12%
Net loss	(1)%	(26)%
Comparison of the three months ended March 28, 2015 and March 29, 2014
Revenue

	Three Months Ended
	March 28, 2015	March 29, 2014	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$32,152	$20,080	$12,072	60%
Service	14,701	11,680	3,021	26%
Total revenue	$46,853	$31,760	$15,093	48%
Product revenue increased $12.1 million in the three months ended March 28, 2015 as compared to the same prior year period, primarily due to a $13.5 million increase in sales of our high density, H-Series products offset in part by a decrease in the volume of sales of our G-Series products of $3.6 million.
Service revenue increased $3.0 million in the three months ended March 28, 2015, as compared to the same prior year period, primarily due to the growth in our installed base at our end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended
	March 28, 2015	March 29, 2014	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$9,445	$7,005	$2,440	35%
Service	1,777	1,580	197	12%
Total cost of revenue	$11,222	$8,585	$2,637	31%
Gross margin:
Product	71%	65%
Service	88%	86%
Total gross margin	76%	73%
Stock-based compensation and related payroll tax expense included in cost of revenue	$572	$506	66	13%
Total gross margin increased to 76% in the three months ended March 28, 2015 from 73% in the three months ended March 29, 2014. This improvement was driven by a $1.2 million net decrease in inventory write-downs, favorable product mix, and higher product volume. This increase was partially offset by lower proportionate service revenue.
Product gross margin increased to 71% in the three months ended March 28, 2015 from 65% in the three months ended March 29, 2014 primarily due to a net decrease in inventory write-downs of $1.2 million, increased product volume and favorable product mix.
Service gross margin increased to 88% in the three months ended March 28, 2015 from 86% in the three months ended March 29, 2014 primarily due to efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Operating expenses

	Three Months Ended
	March 28, 2015	March 29, 2014	Increase/ (decrease)	% Increase/ (decrease)
	(dollars in thousands)
Operating expenses:
Research and development	$11,496	$10,938	$558	5%
Sales and marketing	18,832	18,170	662	4%
General and administrative	6,019	6,005	14	—%
Total operating expenses	$36,347	$35,113	$1,234	4%
Stock-based compensation and related payroll tax expense included in:
Research and development	$2,247	$2,997	$(750)	(25)%
Sales and marketing	2,540	3,004	(464)	(15)%
General and administrative	2,296	2,128	168	8%
Total stock-based compensation and related payroll tax expense	$7,083	$8,129	$(1,046)	(13)%

Research and development (R&D) expenses increased $0.6 million in the three months ended March 28, 2015 as compared to the same prior year period. This increase was driven by $0.3 million of additional employee costs, which were a combination of increased personnel costs partially offset by decreased stock-based compensation expense, and $0.3 million in additional equipment depreciation. Net of stock-based compensation expense, research and development expenses increased $1.3 million, primarily attributable to a $1.0 million increase in personnel related costs, and a $0.3 million increase in R&D equipment depreciation.
Sales and marketing expenses increased $0.7 million in the three months ended March 28, 2015 as compared to the same prior year period. This increase was driven by higher commission and bonus expenses partially offset by lower stock-based compensation expenses. Net of stock-based compensation expense, sales and marketing expenses increased $1.1 million, primarily attributable to increased commission and bonus expenses.
General and administrative expenses remained approximately the same in the three months ended March 28, 2015 as compared to the same prior year period. Net of expenses related to our stock-based compensation expense, general and administrative expenses remained approximately the same.
Income Tax (Provision) Benefit

	Three Months Ended			% Change
	March 28, 2015	March 29, 2014	Change
	(dollars in thousands)
Income tax (provision) benefit	$(88)	$3,700	$(3,788)	(102)%
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
The tax provision of $0.1 million as of March 28, 2015 represents our projected current worldwide income tax expense. The tax provision recorded does not reflect any projected change in net deferred taxes, as we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.
The Income tax benefit of $3.7 million in the three months ended March 29, 2014 represented an effective tax rate benefit of 31%. This rate varied from the federal statutory rate primarily due to foreign taxes and other insignificant items.
Non-GAAP Financial Measures
We report all financial information required in accordance with U.S. generally accepted accounting principles, or GAAP, but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense or expenses related to our performance units and related taxes in managing our operations. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net income and non-GAAP net income per share, which exclude these expenses when evaluating our ongoing operations and allocating resources within the organization.
Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2015	March 29, 2014
GAAP net loss attributable to common stockholders	$(695)	$(8,218)
Stock-based compensation	7,343	7,858
Stock-based compensation related payroll taxes	312	777
Income tax effect of non-GAAP adjustments**	(2,396)	(2,649)
Non-GAAP net income (loss)	$4,564	$(2,232)
Basic and diluted GAAP net loss per share attributable to common stockholders	$(0.02)	$(0.26)
Basic Non-GAAP net income (loss) per share	$0.14	$(0.07)
Diluted Non-GAAP net income (loss) per share	$0.13	$(0.07)
GAAP and Non-GAAP weighted average number of shares - Basic	32,994	31,734
GAAP weighted average number of shares - Diluted	32,994	31,734
Stock-based compensation impact on weighted average number of shares	1,670	—
Non-GAAP weighted average number of shares - Diluted	34,664	31,734
** Non-GAAP tax provision excludes the tax benefit relating to stock-based compensation expense as well as uses a long-term projected tax rate for the 2015 annual period applied to interim results.
Liquidity and Capital Resources
As of March 28, 2015 our principal sources of liquidity, which consisted of cash, cash equivalents and investments of $166.6 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of March 28, 2015, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash provided by operating activities	$15,772	$1,800
Cash provided by (used in) investing activities	$20,616	$(30,624)
Cash provided by financing activities	$2,590	$4,628
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

In the three months ended March 28, 2015, our operating activities provided cash of $15.8 million that was primarily comprised of $7.1 million provided by the changes in our operating assets and liabilities. The $7.1 million provided by the changes in operating assets and liabilities were largely provided by a $1.2 million inventory decrease, a $3.3 million accounts receivable decrease, and a $10.5 million deferred revenue increase and was partially offset by a $1.5 million increase in prepaid expenses and decreased accounts payable and other accrued liabilities of $6.4 million.
In the three months ended March 29, 2014, our operating activities generated $1.8 million that was primarily comprised of $3.1 million provided by the changes in our operating assets and liabilities. The $3.1 million provided by the changes in operating assets and liabilities were largely provided by an $8.2 million accounts receivable decrease, and a $2.0 million deferred revenue increase and was partially offset by a $0.8 million increase in prepaid expenses and decreased accounts payable and other accrued liabilities of $6.1 million.
Cash flows from investing activities
Net cash provided by investing activities of $20.6 million for the three months ended March 28, 2015 was attributable to maturities of marketable securities of $21.7 million offset by $1.0 million used for capital expenditures for property and equipment to support the growth of our business.
In the three months ended March 29, 2014, cash used in investing activities was $30.6 million attributable to purchases of marketable securities of $34.4 million and $2.3 million used for capital expenditures, offset in part by cash proceeds of $6.1 million from the maturities and the sales of short-term investments.
Cash flows from financing activities
Net cash provided by financing activities of $2.6 million for the three months ended March 28, 2015 was primarily due to proceeds of $2.6 million from the issuance of common stock pursuant to our ESPP and $1.2 million from stock option exercises, offset in part by $1.3 million in shares repurchased due to tax withholding upon vesting of RSUs.
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
Contractual Obligations
The following summarizes our contractual obligations as of March 28, 2015:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,426	$6,597	$203	$—	$10,226
Purchase commitments (2)	5,641	—	—	—	5,641
Total	$9,067	$6,597	$203	$—	$15,867

(1)Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)Purchase commitments represent our obligations to purchase finished goods inventory from our suppliers.
As of March 28, 2015, we had no tax liabilities recorded related to uncertainty in income tax positions.
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
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements (unaudited) of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the consolidated financial statements, which is incorporated herein by reference.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes.
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in North America, Europe and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In three months ended March 28, 2015 and March 29, 2014, the effect of a hypothetical 10%

change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and investments of $166.6 million as of March 28, 2015. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and for the three months ended March 28, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's, or the SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of March 28, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 28, 2015 due to the existence of material weaknesses in our internal control over financial reporting described below. Notwithstanding the existence of the material weaknesses discussed below, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 28, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, we identified the following material weaknesses:
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
2.We did not maintain effective internal control over financial reporting over the completeness and accuracy of the complex spreadsheets that are utilized in the accounting for revenue allocation and inventory write-downs. Specifically, our internal controls with respect to the review of these complex spreadsheets were not designed to operate at a sufficient level of precision. This control deficiency resulted in immaterial audit adjustments to revenue, deferred revenue, cost of revenue and inventory write-down during the year ended December 27, 2014. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness.
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
These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete these remediation processes as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weakness. As a result, we concluded that the material weaknesses identified above continued to exist as of March 28, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting which occurred during the three months ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above under “Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting,” we have been taking steps to remediate the material weaknesses identified above and plan to take additional actions to remediate the underlying cause of the material weaknesses.
PART II - OTHER INFORMATION
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $11.5 million, or 24% of our total revenue, in the three months ended March 28, 2015 and $10.9 million, or 34% of our total revenue, in the three months ended March 29, 2014.
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
The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause end-user customers to defer purchasing our existing products in anticipation of the new products. For example, in April 2015 we made our recently introduced software-only version of GigaVUE-OS commercially available. We intend to certify the software-only version on third-party “white-box’ hardware appliances with similar functionality to our Gigamon branded TA family of appliances designed to work at the edge of a customer’s data center. We expect the software only version of GigaVUE-OS to generate less revenue but higher margins per unit compared to an equivalent Gigamon branded appliance. If we do not timely and effectively manage the introduction and growth of the software only version of GigaVUE-OS, then we may not capture opportunities to grow our market. Alternatively, if we do not effectively manage the mix of Gigamon branded appliances and the software-only version of GigaVUE-OS, then our revenue from our TA family of products may be adversely impacted in the short to medium term.
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

•
the timing of our product shipments of products, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

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
We compete either directly or indirectly with certain large Ethernet switch vendors, such as Cisco Systems Inc., Brocade Systems Communications, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors, such as Netscout and Ixia, that offer point solutions that address a portion of the issues that we solve. The principal competitive factors in our markets include functionality and performance, price and total cost of ownership, ease of use, flexibility and scalability of deployment, brand awareness, breadth of portfolio, product reliability and quality, interoperability with other products, the extent and speed of user adoption and quality of service, support and fulfillment.
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
We sell our Unified Visibility Fabric solution primarily to enterprise IT departments and service providers. The length of our sales cycles typically ranges from three to six months and is generally longer the larger the size of the transaction. Often times, our larger transactions are part of larger data center projects or upgrades by our customers and we have little ability to influence the timing of these transactions. As a result, our sales cycles can often be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts to include relatively more revenue from service providers, the average length of our sales cycles will likely increase. Furthermore, our sales to federal, state, and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that some of these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are unable to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close in a given period, our operating results may vary significantly from period to period and may be materially adversely affected.

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
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and to manage the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc., or GCI, formerly Interlink Communications Systems, Inc. and Arrow Enterprise Computing Solutions, Inc., or Arrow. GCI accounted for 38% and 48% of our revenue in the three months ended March 28, 2015 and March 29, 2014, respectively. Arrow accounted for 21% and 13% of our revenue for the three months ended March 28, 2015 and March 29, 2014, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.
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
Managing inventory of our products and product components is complex with many critical components requiring long lead times from the component manufacturer. These long lead times place added importance on our ability to effectively forecast customer demand so that we have the right amount of product or product components available. Managing inventory is further complicated as our channel partners may increase orders during periods of product shortages, cancel orders if their inventory is too high, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. For example, for the three months ended March 28, 2015, we recorded an inventory write-down of $0.5 million which reduced our gross margin by 1% in such period, and have recorded larger write-downs in prior periods. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory and that of our distribution partners, our operating results could be adversely affected.
We currently rely on a single contract manufacturer to manufacture a substantial majority of our products, and our failure to manage our relationship with our contract manufacturer successfully could negatively impact our business.
We rely on Jabil Circuit Inc., or Jabil, to manufacture a substantial majority of our products. We transitioned our manufacturing to Jabil in an effort to expand and upgrade our manufacturing, systems assembly, testing and order fulfillment capabilities. We entered into a manufacturing services agreement with Jabil in April 2013 and amended and restated the agreement in April 2015. Our current agreement with Jabil has an initial term of two years, and the agreement automatically renews for additional one-year terms, unless it is terminated by either party by giving written notice of non-renewal at least six months before the end of the then-current term. In addition, the agreement may be terminated (i) upon mutual written consent of both parties, (ii) for convenience upon nine months written notice by Jabil or six months written notice by us, (iii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iv) immediately upon the bankruptcy or insolvency of the other party, or (v) upon a change of control of either party, subject to applicable notice periods.
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
Furthermore, we have entered into a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple, which we integrate into the software component of our H Series products and which can be integrated into our other products and applications. In return, we paid Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice. We were notified in 2013 that the assets of Tall Maple were acquired by a third party. If our agreement with Tall Maple is terminated as a result of a material breach by us that we do not timely cure, we may need to identify, license or develop equivalent software, and integrate such replacement software into the software component of our H Series products, which could impede our ability to sell our H Series products until equivalent software is identified, licensed or developed, and integrated. These delays, if they occur, could adversely affect our business, operating results and financial condition.
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
As of March 28, 2015, we had 21 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of March 28, 2015, we had 29 pending U.S. patent applications and two corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. For example, the laws of India, where we are establishing a research and development facility, do not protect our proprietary rights to the same extent as the laws of the United States. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.
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
An adverse outcome of a dispute may require us to, among other things, pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages or royalty obligations we may become subject to, and any third-party indemnity we may need to provide, as a result of an adverse outcome could harm our operating results. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and operating results.
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
We use open source software in our products, and although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such an event, or if we fail to adequately monitor our use of open source software, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.
We are dependent on a single product family comprised of a limited number of products.
Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and GigaTAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. GigaSECURE, GigaSMART, GigaTAP and related support services represent additional sources of revenue, however, collectively they accounted for a small portion of revenue in the three months ended March 28, 2015. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.
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
In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of ESPP-related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to reflect certain corrections related to our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses. However, we believe that additional testing is required before concluding that the material weakness has been remediated and therefore have concluded that a material weakness continued to exist in our internal control over financial reporting as of December 27, 2014 and March 28, 2015 related to the accounting for income taxes regarding ESPP-related expenses.
Additionally, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 27, 2014, we identified a deficiency in our internal control over financial reporting with respect to the accuracy of the complex spreadsheets that we utilize in the accounting for revenue allocation and inventory write-downs. Specifically, our internal controls with respect to the review of these complex spreadsheets were not designed to operate at a sufficient level of precision. This control deficiency resulted in immaterial audit adjustments to revenue, deferred revenue, cost of revenue and inventory write-down during the year ended December 27, 2014. As such, we have concluded that a material weakness existed in our internal control over financial reporting as of December 27, 2014 and March 28, 2015 related to our review of these complex spreadsheets in connection with their use in the preparation of period-end financial statements.
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
We have taken and are taking numerous steps to remediate these material weaknesses and improve our internal control over financial reporting. See Part I - Item 4 - Controls and Procedures of this Quarterly Report on Form 10-Q, for a full description of our plan for remediation.
Our management has performed an evaluation of our internal control over financial reporting as of December 27, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act, and has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 27, 2014 due to the material weaknesses identified above. If we fail to effectively remediate these material weaknesses in our internal control over financial reporting, we may be unable to timely and accurately report our financial results, which could subject us to adverse consequences including, but not limited to, regulatory or enforcement actions by the SEC or the New York Stock Exchange. Even if we are able to report our financial statements accurately and in a timely manner, or if we do not make all necessary improvements to address these material weaknesses, continued disclosure of these material weaknesses will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and operating results. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, the location in which we have a substantial presence and need for highly-skilled personnel. We intend to continue to issue stock options and restricted stock units as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under U.S generally accepted accounting principles, or GAAP, to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
We are currently opening a research and development center in India and, in the future expect to increase our headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve our research and development goals, meaningful cost reductions or greater resource efficiency. Further, our research and development efforts in India involve significant risks, including:

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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or the EU, Restrictions of Hazardous Substances Directive, or the RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in the interpretation of the WEEE Directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.
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

As of March 28, 2015 we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through March 28, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. For example, if Highland Capital, a venture capital fund and one of our largest investors, distributes all or a significant portion of its shares to its limited partners, the trading price of our common stock could decline. There were 33,170,852 shares of common stock outstanding as of March 28, 2015, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended, or the Securities Act.
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
Provisions in our certificate of incorporation and bylaws and certain provisions under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) Sales of Unregistered Securities
None.
b) Recent Sales of Unregistered Securities
None.
c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned.

GIGAMON INC.

Date:	May 7, 2015	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2015	/s/ Mike Burns
Mike Burns
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer Letter, between the Company and Sachi Sambandan, dated April 25, 2014.
10.2	Change in Control Severance Agreement, between the Company and Sachi Sambandan, dated May 15, 2014.
10.3	Offer Letter, between the Company and Helmut G. Wilke, dated August 3, 2014.
10.4	Change in Control Severance Agreement, between the Company and Helmut G. Wilke, dated March 30, 2015.
10.5**	Form of Indemnification Agreement between the Company and its directors and officers.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

** Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-1 (File No. 333-182662), filed with the Securities and Exchange Commission on May 29, 2013.