Form 10-Q
period 2015-06-27
Gigamon Inc.
filed 2015-08-05
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of July 24, 2015, there were 33,516,273 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended June 27, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,759	$38,941
Short-term investments	82,367	110,465
Accounts receivable, net of allowance for doubtful accounts of $17 and $0, as of June 27, 2015 and December 27, 2014, respectively	28,710	28,686
Inventories	4,859	6,551
Deferred tax assets	200	150
Prepaid expenses and other current assets	6,701	5,316
Total current assets	219,596	190,109
Property and equipment, net	7,015	7,387
Deferred tax assets, non-current	76	64
Other assets, non-current	843	426
TOTAL ASSETS	$227,530	$197,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,319	$2,391
Accrued liabilities	22,741	22,838
Deferred revenue	51,486	42,183
Total current liabilities	76,546	67,412
Deferred revenue, non-current	17,236	13,322
Deferred tax liability, non-current	200	150
Other liabilities, non-current	1,469	1,667
TOTAL LIABILITIES	95,451	82,551
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of June 27, 2015 and December 27, 2014	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 33,490 and 32,642 shares issued and outstanding as of June 27, 2015 and December 27, 2014, respectively	3	3
Treasury stock— 8,110 shares outstanding as of June 27, 2015 and December 27, 2014	(12,469)	(12,469)
Additional paid-in capital	194,911	177,714
Accumulated other comprehensive income (loss)	10	(94)
Accumulated deficit	(50,376)	(49,719)
TOTAL STOCKHOLDERS’ EQUITY	132,079	115,435
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,530	$197,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue:
Product	$34,814	$22,544	$66,966	$42,624
Service	16,632	12,307	31,333	23,987
Total revenue	51,446	34,851	98,299	66,611
Cost of revenue:
Product	9,558	6,281	19,003	13,286
Service	1,763	1,544	3,540	3,124
Total cost of revenue	11,321	7,825	22,543	16,410
Gross profit	40,125	27,026	75,756	50,201
Operating expenses:
Research and development	12,227	10,860	23,723	21,798
Sales and marketing	21,171	19,558	40,003	37,728
General and administrative	6,702	4,446	12,721	10,451
Total operating expenses	40,100	34,864	76,447	69,977
Income (loss) from operations	25	(7,838)	(691)	(19,776)
Interest income	105	73	224	134
Other income (expense), net	7	6	(3)	(35)
Income (loss) before income tax provision	137	(7,759)	(470)	(19,677)
Income tax provision	(99)	(24,727)	(187)	(21,027)
Net income (loss)	38	(32,486)	(657)	(40,704)
Net income (loss) per share:
Basic	$—	$(1.01)	$(0.02)	$(1.28)
Diluted	$—	$(1.01)	$(0.02)	$(1.28)
Weighted average shares used in computing net income (loss) per share:
Basic	33,429	32,116	33,203	31,895
Diluted	35,666	32,116	33,203	31,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$38	$(32,486)	$(657)	$(40,704)
Other comprehensive (loss) gain:
Change in unrealized (loss) gain on available-for-sale investments	(5)	35	104	27
Comprehensive income (loss)	$33	$(32,451)	$(553)	$(40,677)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657)	$(40,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,972	2,237
Stock-based compensation expense	15,911	13,897
Deferred income taxes	—	20,877
Inventory write-down	1,012	2,437
Changes in operating assets and liabilities:
Accounts receivable	(24)	7,241
Inventories	310	(7,936)
Prepaid expenses and other assets	(1,802)	(1,097)
Accounts payable	(83)	3,349
Accrued liabilities and other liabilities	(9)	(4,617)
Deferred revenue	13,217	567
Net cash provided by (used in) operating activities	30,847	(3,749)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(7,999)	(60,644)
Proceeds from sales of short-term investments	1,455	2,000
Proceeds from maturities of short-term investments	34,333	13,412
Purchase of property and equipment	(2,224)	(4,732)
Net cash provided by (used in) investing activities	25,565	(49,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	2,607	3,863
Proceeds from exercise of stock options	2,768	3,571
Costs paid for initial public offering	—	(8)
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,969)	(2,222)
Distribution of income to Gigamon LLC members	—	(476)
Net cash provided by financing activities	1,406	4,728
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,818	(48,985)
CASH AND CASH EQUIVALENTS — Beginning of period	38,941	79,908
CASH AND CASH EQUIVALENTS — End of period	$96,759	$30,923
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$171	$860
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
The Company has a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2015 is a 52-week fiscal year ending on December 26, 2015 and each quarter therein is a 13-week quarter. Fiscal 2014 was a 52-week fiscal year ending on December 27, 2014 and each quarter therein was a 13-week quarter.
Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of June 27, 2015, its results of operations, comprehensive income (loss) for the three and six months ended June 27, 2015 and June 28, 2014, and cash flows for the six months ended June 27, 2015 and June 28, 2014. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and six month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three and six months ended June 27, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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
Cash Equivalents and Marketable Securities

All highly liquid marketable securities with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other income (expense), net, in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in accumulated other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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
The Company sells its products primarily through channel partners, including distributors and resellers, and directly to end-user customers. For the three and six months ended June 27, 2015 and June 28, 2014, no end-user customer accounted for 10% or more of revenue.
Customers that represented more than 10% of total revenue or accounts receivable are the following:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Percent of Revenue:
Customer A (distributor)	48%	43%	43%	45%
Customer B (distributor)	18%	16%	20%	15%

	As of
	June 27, 2015	December 27, 2014
Percent of Accounts Receivable:
Customer A (distributor)	28%	*
Customer B (distributor)	23%	36%
Customer C (end-user)	15%	*
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
The Company recorded inventory write-downs within cost of revenue of $0.5 million and $0.6 million in the three months ended June 27, 2015 and June 28, 2014, respectively and $1.0 million and $2.4 million in the six months ended June 27, 2015 and June 28, 2014, respectively.
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
Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the consolidated balance sheets. As of June 27, 2015 and December 27, 2014, deferred cost of product revenue was $1.5 million and $0.8 million, respectively.
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
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of any viable tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the income tax provision in the period in which such determination is made.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive income (loss) is comprised of all components of net income (loss) and the changes in the components of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s accumulated other comprehensive income (loss) includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal 2018 using one of two retrospective application methods. The Company is currently evaluating the potential impact, if any, of this accounting standard update on its future consolidated financial statements.
In June 2014, the FASB issued an Authoritative standard related to stock compensation Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A company should apply the existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued an Authoritative standard related to the disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The effective date will be for annual periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s consolidated financial statements.
In June 2015, the FASB issued an Authoritative standard related to Technical Corrections and Improvements. The amendments in this Update cover a wide range of topics in the Codification including guidance clarification and reference corrections, simplification and minor improvements. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. All other amendments will be effective upon the issuance of this Update. The Company is currently evaluating the impact, if any, of this guidance on the Company’s consolidated financial statements.
In July 2015, the FASB issued an Authoritative standard related to disclosure of Inventory, to provide guidance on management’s responsibility to measure inventory at the lower of cost and net realizable value. The effective date will be for annual periods ending after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact, if any, of this guidance on the Company’s consolidated financial statements.
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
Cash, Cash Equivalents and Short-Term Investments
The Company measures its financial instruments at fair value on a recurring basis. The components of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	June 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$40,896	$40,896	$—	$—
Total cash equivalents	40,896	40,896	—	—
Cash	55,863
Total cash and cash equivalents	$96,759
Short-term investments:
Corporate debt securities	$30,808	$—	$30,808	$—
U.S. agency debt securities	25,550	—	25,550	—
U.S. government securities	26,009	—	26,009	—
Total short-term investments	$82,367	$—	$82,367	$—

		Fair Value Measured Using
	December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,976	$15,976	$—	$—
Total cash equivalents	15,976	15,976	—	—
Cash	22,965
Total cash and cash equivalents	$38,941
Short-term investments:
Corporate debt securities	$58,707	$—	$58,707	$—
U.S. agency debt securities	31,779	—	31,779	—
U.S. government securities	19,979	—	19,979	—
Total short-term investments	$110,465	$—	$110,465	$—

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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Observable inputs reflect market data obtained from independent sources. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the six months ended June 27, 2015.
As of June 27, 2015 and December 27, 2014, the Company had no liabilities measured at fair value.
Financial instruments measured at amortized costs, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of June 27, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$40,896	$—	$—	$40,896
Cash	55,863	—	—	55,863
Total cash and cash equivalents	$96,759	$—	$—	$96,759
Short-term investments:
Corporate debt securities	$30,828	$1	$(21)	$30,808
U.S. agency debt securities	25,542	9	(1)	25,550
U.S. government securities	25,987	23	(1)	26,009
Total short-term investments	$82,357	$33	$(23)	$82,367

	As of December 27, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$15,976	$—	$—	$15,976
Cash	22,965	—	—	22,965
Total cash and cash equivalents	$38,941	$—	$—	$38,941
Short-term investments:
Corporate debt securities	$58,777	$4	$(74)	$58,707
U.S. agency debt securities	31,800	1	(22)	31,779
U.S. government securities	19,982	7	(10)	19,979
Total short-term investments	$110,559	$12	$(106)	$110,465
The Company’s realized gain was immaterial in the six months ended June 27, 2015. There were no securities in a continuous loss position for 12 months or longer as of June 27, 2015 or December 27, 2014.
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of
	June 27, 2015	December 27, 2014
Due within one year	$109,665	$90,555
Due between one and five years	13,598	35,886
Total cash equivalents and short-term investments	$123,263	$126,441
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	June 27, 2015	December 27, 2014
Raw materials	$183	$433
Finished goods	4,676	6,118
Total inventories	$4,859	$6,551
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	June 27, 2015	December 27, 2014
Accrued employee related costs	$14,551	$16,021
Accrued inventory and other purchases	1,663	1,830
Accrued professional services	891	761
Other accruals	5,636	4,226
Total accrued liabilities	$22,741	$22,838
Accrued Warranty
Accrued Warranty is comprised of (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014
Accrued warranty balance at beginning of period	$875	$686
Accrual for warranty during the period	593	482
Actual costs incurred	(469)	(456)
Accrued warranty balance at end of period	$999	$712
 Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	June 27, 2015	December 27, 2014
Deferred service revenue	$58,350	$51,699
Deferred product revenue	10,372	3,806
Total deferred revenue	$68,722	$55,505
Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive income (loss) (in thousands):

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (Losses)
Balance as of December 27, 2014	$(94)
Available-for-sale securities:
Unrealized gains, net of taxes	104
Total other comprehensive income	104
Balance as of June 27, 2015	$10
There was no tax impact on the unrealized gains or losses and total other comprehensive income.
There were no reclassifications out of accumulated other comprehensive income into the consolidated statements of operations in the six months ended June 27, 2015 and the reclassifications for the six months ended June 28, 2014 were immaterial.
5. Commitments and Contingencies
Lease Commitments
The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through fiscal 2019. The Company has also entered into lease agreements for additional office space in New York, Virginia, Australia, China (including Hong Kong), Japan, India, Mexico, Russia, Singapore, and the United Arab Emirates. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was $0.8 million and $0.6 million for the three months ended June 27, 2015 and June 28, 2014, respectively, and $1.5 million and $1.4 million for the six months ended June 27, 2015 and June 28, 2014, respectively.
Future minimum lease payments under non-cancelable operating leases as of June 27, 2015 were as follows (in thousands):

Fiscal Year:
2015 (remaining six months)	$1,813
2016	3,370
2017	3,333
2018	957
2019	82
Total	$9,555
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacturing of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company may be obligated to purchase component inventory that is non-cancellable. As of June 27, 2015 and December 27, 2014, the Company’s non-cancellable purchase commitments for such component inventory was $3.2 million and $3.5 million, respectively.
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
6. Preferred Stock and Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of June 27, 2015 and December 27, 2014, the Company had no shares of preferred stock issued or outstanding.
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
As of June 27, 2015 and December 27, 2014, the Company had 33,489,470 and 32,641,500 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of June 27, 2015 and December 27, 2014, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its condensed consolidated balance sheet. The treasury stock was purchased in fiscal 2010 pursuant to a purchase and redemption agreement.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the "2012 Plan") were added to the 2013 Equity Plan’s authorized pool in June 2013. A maximum of 2,929,481 shares of common stock were initially authorized for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to an annual increase on the first day of each of the Company’s fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In the twelve months ended December 27, 2014, an additional 1,464,740 shares of common stock were authorized for future issuance under the 2013 Equity Plan and an additional 1,464,740 shares were authorized during the six months ended June 27, 2015. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of June 27, 2015, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,206,027 shares and 1,351,190 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering (the "IPO") in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance. In addition, the ESPP is subject to an annual increase on the first day of each of the Company's fiscal years, by an amount equal to the least of (i) 439,422 shares, (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In the twelve months ended December 27, 2014, an additional 439,422 shares of common stock were authorized for future issuance under the ESPP and an additional 439,422 shares were authorized during the six months ended June 27, 2015. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ends on August 17, 2015. The Company recorded stock-based compensation expense for its ESPP of $0.7 million and $1.4 million for the three and six months ended June 27, 2015, respectively, and $1.1 million and $2.8 million for the three and six months ended June 28, 2014, respectively. For the six months ended June 27, 2015 there was one purchase period that resulted in the issuance of 273,301 shares of common stock at a weighted average purchase price of $9.54 per share.
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
The following table summarizes the stock option activity under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 27, 2014	2,386,412	$12.91	8.21	$14,403
Options granted	408,000	$21.44
Options exercised	(340,889)	$8.08
Options canceled	(78,210)	$10.08
Balance — June 27, 2015	2,375,313	$15.16	7.50	$44,291
Vested and expected to vest — June 27, 2015	2,212,151	$14.90	7.50	$41,846
Exercisable — June 27, 2015	985,259	$12.40	7.28	$21,104
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $33.82 and $17.47 as of June 27, 2015 and December 27, 2014, respectively, for the total number of underlying options. Weighted-average fair value per share for option awards vested in the six months ended June 27, 2015 and June 28, 2014 was $10.18 and $9.18, respectively. As of June 27, 2015 and December 27, 2014, there were 31,766 and 36,495 shares of common stock subject to stock options with performance-based vesting criteria, respectively.
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
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 27, 2014	1,733,225	$18.78	1.27	$30,279
RSUs granted	1,019,205	$22.73
RSUs vested	(381,419)	$19.09
RSUs canceled	(187,552)	$22.31
Balance - June 27, 2015	2,183,459	$20.27	1.40	$73,845
Vested and expected to vest — June 27, 2015	1,896,384	$20.09	1.28	$64,136
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $33.82 and $17.47, as of June 27, 2015 and December 27, 2014, respectively, for the total number of underlying RSUs.
Stock-Based Compensation Expense
The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock option awards:
Expected term (in years)	—	5.3-6.1	4.6	5.3-6.1
Risk-free interest rate	—	1.7%-1.8%	1.6%	1.7%-1.9%
Expected volatility	—	59.4%	56.04%	59.4%-61.9%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	—	$9.20 - $9.86	$10.11	$9.20 - $17.67
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.07% - 0.70%	0.1% - 0.3%	0.07% - 0.70%	0.1% - 0.3%
Expected volatility	37.6% - 50.3%	44.8% - 52.7%	37.6% - 50.3%	44.8% - 52.7%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per share	$5.48 - $9.18	$8.23 - $13.06	$5.48 - $9.18	$8.23 - $13.06
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of revenue	$510	$471	$1,059	$919
Research and development	$2,609	2,054	4,705	4,653
Sales and marketing	$2,812	2,424	5,260	5,198
General and administrative	$2,655	1,090	4,905	3,127
Total stock-based compensation expense	$8,586	$6,039	$15,929	$13,897
As of June 27, 2015, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $5.6 million, $21.8 million and $1.7 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.4 million and $0.6 million for the three months ended June 27, 2015 and June 28,

2014, respectively, and $0.8 million and $1.2 million for the six months ended June 27, 2015 and June 28, 2014, respectively.
8. Income Tax
The Company recorded an income tax provision of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively, and $24.7 million and $21.0 million for the three and six months ended June 28, 2014, respectively. The income tax provision for the three and six months ended June 27, 2015 represents foreign income tax expense. The income tax provision recorded does not reflect any projected change in net deferred taxes, as the Company cannot conclude that it is more likely than not that it will be able to utilize its deferred tax assets in the foreseeable future.
The Company's income tax provision for the three and six months ended June 28, 2014 was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014, the Company assessed that it was more-likely-than-not that it will not realize its federal and state deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, the Company recorded a valuation allowance of $24.6 million on its federal and state deferred tax assets which resulted in an increase to its income tax provision.
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
As of June 27, 2015, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.
Due to the net loss incurred in the three months ended June 28, 2014 and the six months ended June 27, 2015 and June 28, 2014, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive. The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income (loss) attributable to common stockholders	$38	$(32,486)	$(657)	$(40,704)
Denominator:
Weighted average shares used for basic net income (loss) per share computation	33,429	32,116	33,203	31,895
Weighted average effect of dilutive securities:
Stock options	1,079	—	—	—
RSUs	738	—	—	—
ESPP purchase rights	420	—	—	—
Weighted average shares used for diluted net income (loss) per share computation	35,666	32,116	33,203	31,895
Net income (loss) per share attributable to common stockholders :
Basic	$—	$(1.01)	$(0.02)	$(1.28)
Diluted	$—	$(1.01)	$(0.02)	$(1.28)
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Equity awards to purchase common stock	1,058	4,358	4,771	4,520
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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
United States	$37,798	$25,152	$70,431	$49,573
Rest of Americas	2,957	2,321	6,048	4,018
Europe, Middle East and Africa	6,780	4,826	14,262	8,530
Asia Pacific	3,911	2,552	7,558	4,490
Total	$51,446	$34,851	$98,299	$66,611
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	June 27, 2015	December 27, 2014
United States	$6,800	$7,218
Other	215	169
Total	$7,015	$7,387

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our expectations regarding our results of operations and financial condition;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	the impact of seasonality on our business;

•	our anticipated growth strategies;

•	maintaining and expanding our end-user customer base and our relationships with our channel partners;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs;

•	our ability to manage the introduction of new products and the effects of such new product introductions on our existing product portfolio;

•	our sales cycles and the results of our sales efforts;

•	our relationships with our third-party manufacturers and suppliers;

•	our management of inventory;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our liquidity and working capital requirements;

•	our need to obtain additional funding and our ability to obtain future funding on acceptable terms;

•	our valuation allowance on deferred tax assets and the assumptions and estimates underpinning our determination;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•	the estimates and estimate methodologies used in preparing our consolidated financial statements.
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
We also make our feature-rich visibility software, GigaVUE-OS, available on select, third party “white box" hardware to enable customers to choose new deployment models for a Visibility Fabric.
Our revenue increased to $51.4 million in the three months ended June 27, 2015 from $34.9 million in the three months ended June 28, 2014, representing 48% growth from sales of our products and services to existing and new customers. In the three months ended June 27, 2015, we added 62 net new customers to increase our customer count to 1,771 as compared to adding 84 net new customers to increase our customer count to 1,474 in the three months ended June 28, 2014. In the six months ended June 27, 2015 our revenue increased to $98.3 million from $66.6 million in the six months ended June 28, 2014, representing 48% growth. Our net income was $38,000 for the three months ended June 27, 2015 compared to a net loss of $32.5 million for the three months ended June 28, 2014. Our net loss for the six months ended June 27, 2015 was $0.7 million compared to a net loss of $40.7 million for the six months ended June 28, 2014. We generated cash from operations of $30.8 million for the six months ended June 27, 2015 and used $3.7 million for the six months ended June 28, 2014. We operate as a single reportable segment.
Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Key Performance Indicators:
Revenue	$51,446	$34,851	$98,299	$66,611
Gross margin	78%	78%	77%	75%
Income (loss) from operations	$25	$(7,838)	$(691)	$(19,776)
Deferred revenue	$68,722	$48,043	$68,722	$48,043
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
Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances for our Unified Visibility Fabric. We generally recognize product revenue at the time of product delivery, provided that all other revenue recognition criteria have been met. As a percentage of revenue, we expect our product revenue to vary from quarter-to-quarter based on, among other things, the timing of orders, the delivery of products, and seasonal and cyclical factors discussed under the section titled “Results of Operations”.
We have experienced seasonality in the sale of our products. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We generally expect an increase in sales in the second half of the year relative to the first half, primarily due to the buying habits of many of our end-user customers as budgets for annual capital purchases are being fully utilized.
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
Operating expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense. With respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses decreased to 372 as of June 27, 2015, compared to 381 as of June 28, 2014. We expect to increase hiring of new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development employees in fiscal 2015. We expect operating expenses to increase as we continue to grow. However, we expect these increases to be at a lower rate than our increase in revenue.
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
Interest income and other income (expense), net
Interest income consists primarily of income earned on our invested cash, cash equivalents and short-term investments. Historically, interest income has not been material, but it has increased with the level of invested cash.
Other income (expense), net consists primarily of foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.
Income Tax Provision
We recorded an income tax expense of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively, as compared to $24.7 million and $21.0 million for the three and six months ended June 28, 2014, respectively.
As of June 27, 2015, we continue to maintain a valuation allowance against our deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our deferred tax assets in the foreseeable future. We will continue to assess the need for the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Total stock-based compensation expense, net of estimated forfeitures, was $8.6 million and $15.9 million for the three and six months ended June 27, 2015, respectively as compared to $6.0 million and $13.9 million for the three and six months ended June 28, 2014, respectively. As of June 27, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, was $29.0 million. To the extent actual forfeiture rates differ from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Consolidated Statement of Operations Data:
Revenue:
Product	$34,814	$22,544	$66,966	$42,624
Service	16,632	12,307	31,333	23,987
Total revenue	51,446	34,851	98,299	66,611
Cost of revenue:
Product	9,558	6,281	19,003	13,286
Service	1,763	1,544	3,540	3,124
Total cost of revenue	11,321	7,825	22,543	16,410
Gross profit	40,125	27,026	75,756	50,201
Operating expenses:
Research and development	12,227	10,860	23,723	21,798
Sales and marketing	21,171	19,558	40,003	37,728
General and administrative	6,702	4,446	12,721	10,451
Total operating expenses	40,100	34,864	76,447	69,977
Income (loss) from operations	25	(7,838)	(691)	(19,776)
Interest income	105	73	224	134
Other income (expense), net	7	6	(3)	(35)
Income (loss) before income tax provision	137	(7,759)	(470)	(19,677)
Income tax provision	(99)	(24,727)	(187)	(21,027)
Net income (loss)	$38	$(32,486)	$(657)	$(40,704)
Income (loss) includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$531	$472	$1,103	$978
Research and development	2,740	2,050	4,987	5,048
Sales and marketing	2,949	2,402	5,489	5,406
General and administrative	2,683	1,095	4,979	3,222
Total stock-based compensation and related payroll tax expenses	$8,903	$6,019	$16,558	$14,654

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Percentage of Revenue:
Revenue:
Product	68%	65%	68%	64%
Service	32%	35%	32%	36%
Total revenue	100%	100%	100%	100%
Cost of revenue	22%	22%	23%	25%
Gross margin	78%	78%	77%	75%
Operating expenses:
Research and development	24%	31%	24%	33%
Sales and marketing	41%	56%	41%	57%
General and administrative	13%	14%	14%	17%
Total operating expenses	78%	101%	79%	107%
Income (loss) from operations	—%	(23)%	(2)%	(32)%
Interest income	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before income tax provision	—%	(22)%	—%	(30)%
Income tax provision	—%	(71)%	—%	(32)%
Net income (loss)	—%	(93)%	—%	(62)%
Comparison of the three and six months ended June 27, 2015 and June 28, 2014
Revenue

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Increase	% Increase	June 27, 2015	June 28, 2014	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$34,814	$22,544	$12,270	54%	$66,966	$42,624	$24,342	57%
Service	16,632	12,307	4,325	35%	31,333	23,987	7,346	31%
Total revenue	$51,446	$34,851	$16,595	48%	$98,299	$66,611	$31,688	48%
Product revenue increased $12.3 million in the three months ended June 27, 2015 as compared to the same prior year period, driven by the increase of our high density H-Series products.
Product revenue increased $24.3 million in the six months ended June 27, 2015 as compared to the same prior year period, driven by the increase of our high density H-Series products.
Service revenue increased $4.3 million and $7.3 million in the three and six months ended June 27, 2015, as compared to the same prior year periods, primarily due to the growth in our installed base at our end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Increase	% Increase	June 27, 2015	June 28, 2014	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$9,558	$6,281	$3,277	52%	$19,003	$13,286	$5,717	43%
Service	1,763	1,544	219	14%	3,540	3,124	416	13%
Total cost of revenue	$11,321	$7,825	$3,496	45%	$22,543	$16,410	$6,133	37%
Gross margin:
Product	73%	72%			72%	69%
Service	89%	87%			89%	87%
Total gross margin	78%	78%			77%	75%
Stock-based compensation and related payroll tax expense included in cost of revenue	$531	$472	59	13%	$1,103	$978	125	13%
Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014
Total gross margin remained flat at 78% in the three months ended June 27, 2015 as compared to the same prior year period.
Product gross margin increased to 73% in the three months ended June 27, 2015 from 72% in the three months ended June 28, 2014 due to increased product volume and favorable product mix.
Service gross margin increased to 89% in the three months ended June 27, 2015 from 87% in the three months ended June 28, 2014 primarily due to efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Six Months Ended June 27, 2015 Compared to Six Months Ended June 28, 2014
Total gross margin increased to 77% in the six months ended June 27, 2015 from 75% in the six months ended June 28, 2014. This improvement was driven by a $1.4 million net decrease in inventory write downs, favorable product mix and increased product volume.
Product gross margin increased to 72% in the six months ended June 27, 2015 from 69% in the six months ended June 28, 2014. This improvement was driven by a $1.4 million net decrease in inventory write-downs, favorable product mix, and increased product volume.
Service gross margin increased to 89% in the six months ended June 27, 2015 from 87% in the six months ended June 28, 2014 primarily due to efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.

Operating expenses

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Increase/ (decrease)	% Increase/ (decrease)	June 27, 2015	June 28, 2014	Increase/ (decrease)	% Increase/ (decrease)
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$12,227	$10,860	$1,367	13%	$23,723	$21,798	$1,925	9%
Sales and marketing	21,171	19,558	1,613	8%	40,003	37,728	2,275	6%
General and administrative	6,702	4,446	2,256	51%	12,721	10,451	2,270	22%
Total operating expenses	$40,100	$34,864	$5,236	15%	$76,447	$69,977	$6,470	9%
Stock-based compensation and related payroll tax expense included in:
Research and development	$2,740	$2,050	$690	34%	$4,987	$5,048	$(61)	(1)%
Sales and marketing	2,949	2,402	547	23%	5,489	5,406	83	2%
General and administrative	2,683	1,095	1,588	145%	4,979	3,222	1,757	55%
Total stock-based compensation and related payroll tax expense	$8,372	$5,547	$2,825	51%	$15,455	$13,676	$1,779	13%

Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014
Research and development (R&D) expenses increased $1.4 million in the three months ended June 27, 2015 as compared to the same prior year period. This increase was driven by $1.7 million of additional employee costs, which was a combination of increased bonus costs of $1.2 million plus increased stock-based compensation expense and related payroll tax expenses of $0.7 million. Additionally, depreciation expense increased by $0.2 million. These increased expenses were partially offset by lower engineering development expenses of $0.8 million primarily due to decreased prototype expenditures.
Sales and marketing expenses increased $1.6 million in the three months ended June 27, 2015 as compared to the same prior year period. This increase was driven by a $1.1 million increase in commission expenses and a $0.5 million increase in bonus expenses, combined with $0.5 million of higher stock-based compensation and related payroll tax expenses.
General and administrative expenses increased $2.3 million in the three months ended June 27, 2015 as compared to the same prior year period. This increase was driven primarily by increased stock based compensation and related payroll tax expenses of $1.6 million combined with a $0.8 million increase in bonus expenses. Bonus expenses increased significantly due to improved business performance compared to the same prior year period. These increases were partially offset by $0.3 million reduction in recruiting and relocation expenses.
Six Months Ended June 27, 2015 Compared to Six Months Ended June 28, 2014
Research and development (R&D) expenses increased $1.9 million in the six months ended June 27, 2015 as compared to the same prior year period. This increase was driven by $2.1 million of increased bonus expenses and $0.6 million of increased depreciation expenses. These increased expenses were partially offset by lower engineering development expenses of $1.0 million primarily due to decreased prototype expenditures.
Sales and marketing expenses increased $2.3 million in the six months ended June 27, 2015 as compared to the same prior year period. This increase was driven by increased commission expense of $2.2 million combined with increased bonus expenses of $0.7 million and increased stock-based compensation expense. These increases were partially offset by $0.5 million reduction in recruiting and relocation expenses.
General and administrative expenses increased $2.3 million in the six months ended June 27, 2015 as compared to the same prior year period, primarily driven by increased stock based compensation and payroll related tax expenses of $1.8 million and increased bonus expenses of $1.3 million. These increases were partially offset by lower professional service related costs of $0.4 million and lower general office costs of $0.3 million.
Income Tax Provision

	Three Months Ended				Six Months Ended
	June 27, 2015	June 28, 2014	Change	% Change	June 27, 2015	June 28, 2014	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision	$(99)	$(24,727)	$24,628	(100)%	$(187)	$(21,027)	$20,840	(99)%
We account for income taxes under the asset and liability approach. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future forecasted taxable income or losses.
The income tax provision of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively represents our projected current worldwide income tax expense. The tax provision recorded does not reflect any projected change in net deferred taxes, as we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.
The income tax provision for the three and six months ended June 28, 2014, was primarily related to the establishment of a valuation allowance against our deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 management assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance of $24.6 million on our federal and state deferred tax assets which resulted in an increase to the income tax provision.
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
Non-GAAP Financial Measures
We report all financial information required in accordance with U.S. generally accepted accounting principles, or GAAP, but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense and related payroll taxes, income tax effect of stock-based compensation expense, and a valuation allowance against deferred tax assets. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net income and non-GAAP net income per share, which exclude these expenses when evaluating our ongoing operations and allocating resources within the organization.
Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
GAAP net income (loss) attributable to common stockholders	$38	$(32,486)	$(657)	$(40,704)
Stock-based compensation	8,586	6,039	15,929	13,897
Stock-based compensation related payroll taxes	317	(20)	629	757
Income tax effect of non-GAAP adjustments**	(3,075)	25,333	(5,471)	22,684
Non-GAAP net income (loss)	$5,866	$(1,134)	10,430	(3,366)
Basic and diluted GAAP net income (loss) per share attributable to common stockholders	$—	$(1.01)	$(0.02)	$(1.28)
Basic Non-GAAP net income (loss) per share	$0.18	$(0.04)	$0.31	$(0.11)
Diluted Non-GAAP net income (loss) per share	$0.16	$(0.04)	$0.29	$(0.11)
GAAP and Non-GAAP weighted average number of shares - Basic	33,429	32,116	33,203	31,895
GAAP weighted average number of shares - Diluted	35,666	32,116	33,203	31,895
Stock-based compensation impact on weighted average number of shares	648	—	2,756	—
Non-GAAP weighted average number of shares - Diluted	36,314	32,116	35,959	31,895
** Non-GAAP tax provision excludes the tax benefit relating to stock-based compensation expense, the valuation allowance against deferred tax assets, and uses a long-term projected tax rate for the fiscal 2015 annual period applied to interim results.
Liquidity and Capital Resources
As of June 27, 2015 our principal sources of liquidity, which consisted of cash, cash equivalents and investments of $179.1 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of June 27, 2015, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash provided by (used in) operating activities	$30,847	$(3,749)
Cash provided by (used in) investing activities	$25,565	$(49,964)
Cash provided by financing activities	$1,406	$4,728
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
In the six months ended June 27, 2015, our operating activities provided cash of $30.8 million that was primarily comprised of $11.6 million provided by the changes in our operating assets and liabilities. The $11.6 million provided by the changes in operating assets and liabilities were largely provided by a $13.2 million deferred revenue increase, which was partially offset by a $1.8 million increase in prepaid expenses.
In the six months ended June 28, 2014, our operating activities used cash of $3.7 million which was primarily comprised of $2.5 million used by the changes in our operating assets and liabilities. The $2.5 million used by the changes in operating assets and liabilities were largely used by a $7.9 million inventory increase, a $1.1 million increase in prepaid expenses, and a $1.3 million decrease in decreased accounts payable and other accrued liabilities. This was partially offset by a $7.2 million decrease in accounts receivables and a $0.6 million deferred revenue increase
Cash flows from investing activities
Net cash provided by investing activities of $25.6 million for the six months ended June 27, 2015 was primarily attributable to sales and maturities of marketable securities of $35.8 million offset by $8.0 million used for purchases of marketable securities and $2.2 million used for capital expenditures for property and equipment to support the growth of our business.
In the six months ended June 28, 2014, cash used in investing activities was $50.0 million attributable to purchases of marketable securities of $60.6 million and $4.7 million used for capital expenditures, offset in part by cash proceeds of $15.4 million attributable to the maturities and the sales of short-term investments.
Cash flows from financing activities
Net cash provided by financing activities of $1.4 million for the six months ended June 27, 2015 was primarily due to proceeds of $2.6 million from the issuance of common stock pursuant to our ESPP and $2.8 million from stock option exercises, offset in part by $4.0 million in shares repurchased for tax withholding upon vesting of RSUs.
In the six months ended June 28, 2014, cash generated from financing activities was $4.7 million primarily due to net proceeds of $3.9 million from the issuance of common stock pursuant to our ESPP and $3.6 million from stock option exercises, partially offset by $2.2 million in shares repurchased for tax withholdings upon vesting of RSUs. We also distributed the final payout of $0.5 million to Gigamon LLC members pursuant to the limited liability agreement in effect prior to our initial public offering, or IPO.
Contractual Obligations
The following summarizes our contractual obligations as of June 27, 2015:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,562	$5,830	$163	$—	$9,555
Purchase commitments (2)	4,571	—	—	—	4,571
Total	$8,133	$5,830	$163	$—	$14,126

(1)Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)Purchase commitments represent the total cancellable and non-cancellable purchase commitments our contract manufacturers make on our behalf.
As of June 27, 2015, we had no tax liabilities recorded related to uncertainty in income tax positions.
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
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In six months ended June 27, 2015 and June 28, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and investments of $179.1 million as of June 27, 2015. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and for the six months ended June 27, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
As of June 27, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 27, 2015 due to the existence of material weaknesses in our internal control over financial reporting described below. Notwithstanding the existence of the material weaknesses discussed below, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 27, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.
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

1.We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses. In the six months ended June 27, 2015 we have continued to utilize the comprehensive income tax provision preparation procedures that we use for our quarterly close process that includes additional consideration of ESPP-related expenses included in the stock-based compensation expense. We believe that testing of operating effectiveness through year end is required before concluding that the material weakness has been remediated.
2.We have strengthened our procedures around complex spreadsheets and implemented guidelines for how to conduct and document the reviews of those complex spreadsheets. Additionally, we are in the process of implementing an automated solution that would reduce our reliance on certain manual processes that are dependent on spreadsheets and spreadsheet analysis.
These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete these remediation processes as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses. As a result, we concluded that the material weaknesses identified above continued to exist as of June 27, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting which occurred during the three months ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above under “Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting,” we have been taking steps to remediate the material weaknesses identified above and plan to take additional actions to remediate the underlying cause of the material weaknesses.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $23.7 million, or 24% of our total revenue, in the six months ended June 27, 2015 and $21.8 million, or 33% of our revenue, in the six months ended June 28, 2014.
Our future plans contemplate significant investments in research and development and related product opportunities. In addition, we plan to increasingly use third party joint development and original design manufacturing partners for the development of future products in our road map. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts and increase our investment in joint development relationships to maintain our competitive position. We have limited experience in joint development of products and our increasing reliance on third party joint development and original design manufacturers reduces our control over the design, as well as the timing and delivery, of products to the market. If we do not manage these joint design relationships successfully, future products may be delayed or the features and quality of the products may not meet our expectations or that of our customers. We invest in our internal research and development capabilities and third party design and manufacturing relationships without being certain that they will result in products that the market will accept or that will expand our share of those markets.

The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause end-user customers to defer purchasing our existing products in anticipation of the new products. For example, in April 2015 we made our software-only version of GigaVUE-OS commercially available and recently certified it on third-party “white-box’ hardware appliances with similar functionality to our Gigamon branded TA family of appliances designed to work at the edge of a customer’s data center. We expect the software only version of GigaVUE-OS to generate less revenue but higher margins per unit compared to an equivalent Gigamon branded appliance. If we do not grow sales of the software only version of GigaVUE-OS, then we may not capture opportunities to grow our market. Alternatively, if we do not effectively manage the mix of

Gigamon branded appliances and the software-only version of GigaVUE-OS, then our revenue from our TA family of products may be adversely impacted in the short to medium term.
Failure to successfully introduce new products in our portfolio could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, deferred revenue, increased expenses and lower than anticipated quarterly revenue. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing products that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.
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
We sell our Unified Visibility Fabric primarily to enterprise IT departments and service providers. The length of our sales cycles typically ranges from three to six months and is generally longer the larger the size of the transaction. Often times, our larger transactions are part of larger data center projects or upgrades by our customers and we have little ability to influence the timing of these transactions. As a result, our sales cycles can often be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts to include relatively more revenue from service providers, the average length of our sales cycles will likely increase. Furthermore, our sales to federal, state and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that some of these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are unable to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close in a given period, our operating results may vary significantly from period to period and may be materially adversely affected.

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
In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. Although, we carry some finished goods inventory of our products, we and our manufacturers rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturers rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturers might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet end-user customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.
We rely on third-party channel partners for a substantial portion of our revenue. If our partners fail to perform, our ability to sell our products and services would be limited, and if we fail to optimize our channel partner model going forward, our operating results would be harmed.
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and to manage the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc., or GCI, formerly Interlink Communications Systems, Inc. and Arrow Enterprise Computing Solutions, Inc., or Arrow. GCI accounted for 43% and 45% of our revenue in the six months ended June 27, 2015 and June 28, 2014, respectively. Arrow accounted for 20% and 15% of our revenue for the six months ended June 27, 2015 and June 28, 2014, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.
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
As we add additional channel partners, particularly in North America where we currently rely primarily on a limited number of distributors, we may not be able to enter into arrangements on as favorable terms, including with respect to pricing, which could have an adverse effect on our margins. In addition, most new channel partners could require comprehensive training and may take several months or more to achieve productivity. Furthermore, our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to end-user customers or our channel partners violate laws or our corporate policies. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
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
Our products are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may impede or block network traffic or cause our products to fail to provide network traffic visibility as intended. Further, defects in our products may impair the functionality or performance of the appliances and applications that rely on the data provided by our products. Defects in our products may lead to product returns and require us to implement design changes or software updates. Additionally, defects or vulnerabilities in our products or services may cause the networks of our end-user customers to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt the networking traffic of our end-user customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to fix the defect or vulnerability in our products or services. Furthermore, as we increasingly design and market our products with specific security related features, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. Any successful security attack on our network or on the network of one of our end-user customers that could be traced to a defect or vulnerability in one of our products or services could lead to significant liability or reputational harm that could have a material adverse impact on our operating results.
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
Furthermore, we have a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple, which we integrate into the software component of our H Series products and which can be integrated into our other products and applications. In return, we paid Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice. We were notified in 2013 that the assets of Tall Maple were acquired by a third party. If our agreement with Tall Maple is terminated as a result of a material breach by us that we do not timely cure, we may need to identify, license or develop equivalent software, and integrate such replacement software into the software component of our H Series products, which could impede our ability to sell our H Series products until equivalent software is identified, licensed or developed, and integrated. These delays, if they occur, could adversely affect our business, operating results and financial condition.
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
As of June 27, 2015, we had 24 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of June 27, 2015, we had 29 pending U.S. patent applications and two corresponding Patent Cooperation Treaty patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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
In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of ESPP-related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to reflect certain corrections related to our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses. However, we believe that additional testing is required before concluding that the material weakness has been remediated and therefore have concluded that a material weakness continued to exist in our internal control over financial reporting as of December 27, 2014 and June 27, 2015 related to the accounting for income taxes regarding ESPP-related expenses.
Additionally, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 27, 2014, we identified a deficiency in our internal control over financial reporting with respect to the accuracy of the complex spreadsheets that we utilize in the accounting for revenue allocation and inventory write-downs. Specifically, our internal controls with respect to the review of these complex spreadsheets were not designed to operate at a sufficient level of precision. This control deficiency resulted in immaterial audit adjustments to revenue, deferred revenue, cost of revenue and inventory write-down during the year ended December 27, 2014. As such, we have concluded that a material weakness existed in our internal control over financial reporting as of December 27, 2014 and June 27, 2015 related to our review of these complex spreadsheets in connection with their use in the preparation of period-end financial statements.
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
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state, and local governmental agency end-user customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. We have contractual obligations to provide certain channel partners that sell to the government with certain pricing information that they may pass on to the government. Governments routinely investigate and audit government contractors’ administrative processes and compliance, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
Our use of and reliance on research and development resources in India may expose us to unanticipated costs or events.
We opened a research and development center in India during the second quarter of fiscal 2015 and, in the future expect to increase our headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve our research and development goals, meaningful cost reductions or greater resource efficiency. Further, our research and development efforts in India involve significant risks, including:

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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or the EU, Restrictions of Hazardous Substances Directive, or the RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
As of June 27, 2015, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act on December 27, 2015. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Additionally, beginning with our fiscal year in 2015, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, in the first and second quarters of fiscal 2014, we announced results that fell below our guidance and below analyst expectations, both of which events resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through June 27, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; and

•	departures of key personnel.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. For example, if Highland Capital, a venture capital fund and one of our largest investors, distributes all or a significant portion of its shares to its limited partners, the trading price of our common stock could decline. There were 33,489,470 shares of common stock outstanding as of June 27, 2015, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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

GIGAMON INC.

Date:	August 5, 2015	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2015	/s/ Mike Burns
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