Form 10-Q
period 2015-09-26
Gigamon Inc.
filed 2015-11-04
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of October 23, 2015, there were 34,022,576 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended September 26, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,544	$38,941
Short-term investments	89,693	110,465
Accounts receivable, net of allowance for doubtful accounts of $17 and $0, as of September 26, 2015 and December 27, 2014, respectively	41,738	28,686
Inventories, net	4,113	6,551
Deferred tax assets	296	150
Prepaid expenses and other current assets	6,747	5,316
Total current assets	239,131	190,109
Property and equipment, net	7,686	7,387
Deferred tax assets, non-current	92	64
Other assets, non-current	800	426
TOTAL ASSETS	$247,709	$197,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,486	$2,391
Accrued liabilities	28,810	22,838
Deferred revenue	52,434	42,183
Total current liabilities	84,730	67,412
Deferred revenue, non-current	16,805	13,322
Deferred tax liability, non-current	296	150
Other liabilities, non-current	1,326	1,667
TOTAL LIABILITIES	103,157	82,551
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of September 26, 2015 and December 27, 2014	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 34,015 and 32,642 shares issued and outstanding as of September 26, 2015 and December 27, 2014, respectively	3	3
Treasury stock— 8,110 shares outstanding as of September 26, 2015 and December 27, 2014	(12,469)	(12,469)
Additional paid-in capital	203,082	177,714
Accumulated other comprehensive income (loss)	32	(94)
Accumulated deficit	(46,096)	(49,719)
TOTAL STOCKHOLDERS’ EQUITY	144,552	115,435
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,709	$197,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Product	$38,717	$26,180	$105,683	$68,804
Service	17,935	13,088	49,268	37,075
Total revenue	56,652	39,268	154,951	105,879
Cost of revenue:
Product	9,613	7,396	28,616	20,682
Service	1,708	1,601	5,248	4,725
Total cost of revenue	11,321	8,997	33,864	25,407
Gross profit	45,331	30,271	121,087	80,472
Operating expenses:
Research and development	12,677	10,086	36,400	31,884
Sales and marketing	21,388	17,948	61,391	55,676
General and administrative	6,950	5,217	19,671	15,668
Total operating expenses	41,015	33,251	117,462	103,228
Income (loss) from operations	4,316	(2,980)	3,625	(22,756)
Interest income	106	82	330	216
Other expense, net	(69)	(28)	(72)	(63)
Income (loss) before income tax provision	4,353	(2,926)	3,883	(22,603)
Income tax provision	(73)	(66)	(260)	(21,093)
Net income (loss)	4,280	(2,992)	3,623	(43,696)
Net income (loss) per share:
Basic	$0.13	$(0.09)	$0.11	$(1.36)
Diluted	$0.12	$(0.09)	$0.10	$(1.36)
Weighted average shares used in computing net income (loss) per share:
Basic	33,830	32,354	33,412	32,028
Diluted	35,872	32,354	35,497	32,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$4,280	$(2,992)	$3,623	$(43,696)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale investments	22	(23)	126	4
Comprehensive income (loss)	$4,302	$(3,015)	$3,749	$(43,692)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,623	$(43,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,442	3,710
Stock-based compensation expense	23,780	18,635
Deferred income taxes	(2)	20,877
Inventory write-down	1,567	2,936
Loss on disposal of fixed assets	12	—
Changes in operating assets and liabilities:
Accounts receivable	(13,052)	4,959
Inventories	944	(7,596)
Prepaid expenses and other assets	(2,144)	(2,184)
Accounts payable	852	1,489
Accrued liabilities and other liabilities	5,516	(5,911)
Deferred revenue	13,734	1,912
Net cash provided by (used in) operating activities	39,272	(4,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(40,168)	(72,091)
Proceeds from sales of short-term investments	2,006	2,000
Proceeds from maturities of short-term investments	58,818	21,507
Purchase of property and equipment	(3,985)	(7,100)
Net cash provided by (used in) investing activities	16,671	(55,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	5,099	5,878
Proceeds from exercise of stock options	3,525	4,915
Costs paid for initial public offering	—	(8)
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,964)	(2,611)
Distribution of income to Gigamon LLC members	—	(476)
Net cash provided by financing activities	1,660	7,698
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,603	(52,855)
CASH AND CASH EQUIVALENTS — Beginning of period	38,941	79,908
CASH AND CASH EQUIVALENTS — End of period	$96,544	$27,053
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	348	241
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$395	$110
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
The Company has a 52 or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2015 is a 52-week fiscal year ending on December 26, 2015 and each quarter therein is a 13-week quarter. Fiscal 2014 was a 52-week fiscal year ending on December 27, 2014 and each quarter therein was a 13-week quarter. Fiscal 2016 will be a 53-week fiscal year ending on December 31, 2016, with the first quarter being a 14-week quarter ending on April 2, 2016 and each subsequent quarter being a 13-week quarter.
Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 26, 2015, its results of operations, comprehensive income (loss) for the three and nine months ended September 26, 2015 and September 27, 2014, and cash flows for the nine months ended September 26, 2015 and September 27, 2014. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and nine month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three and nine months ended September 26, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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

Cash Equivalents and Marketable Securities
All highly liquid marketable securities with original maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other income (expense), net, in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in accumulated other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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
The Company sells its products primarily through channel partners, including distributors and resellers, and directly to end-user customers. For the three months ended September 26, 2015, one end-user customer accounted for 16% of revenue. For the three months ended September 27, 2014 and the nine months ended September 26, 2015 and September 27, 2014, no end-user customer accounted for 10% or more of revenue.
Customers that represented more than 10% of total revenue or accounts receivable are the following:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Percent of Revenue:
Customer A (distributor)	38%	50%	41%	47%
Customer B (distributor)	18%	13%	19%	14%
Customer C (end-user)	16%	*	*	*
* Represents less than 10% of total revenues

	As of
	September 26, 2015	December 27, 2014
Percent of Accounts Receivable:
Customer A (distributor)	28%	*
Customer B (distributor)	21%	36%
Customer C (end-user)	27%	*
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
The Company recorded inventory write-downs within cost of revenue of $0.6 million and $0.5 million in the three months ended September 26, 2015 and September 27, 2014, respectively and $1.6 million and $2.9 million in the nine months ended September 26, 2015 and September 27, 2014, respectively.
Revenue Recognition
The Company generates product revenue from sales of traffic visibility solutions to customers as well as service revenue from sales of maintenance and support contracts and other billable services. Most of the Company’s products are hardware appliances containing software components that function together to deliver the essential functionality of the solution. The Company typically delivers products and services in a single transaction. The deliverables consist of traffic visibility solutions, maintenance and support, and other billable services. The Company’s typical arrangement includes the sale of one or multiple products that may include first year maintenance and support as well as standard warranty. Other arrangements consist of the sale of products together with maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms, except to two of the Company’s distributors which have a general right of return and in that case, revenue is deferred until sell-through has occurred. Revenue from distributors is reported net of rebates, discounts and any other sales incentives.
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
Service revenue is recognized ratably over the contractual support period, which is typically one year but can be up to five years.
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
Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets on the consolidated balance sheets. As of September 26, 2015 and December 27, 2014, deferred cost of product revenue was $1.2 million and $0.8 million, respectively.
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
Stock-Based Compensation
Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to the Company’s limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of Gigamon, combined with the historical volatility of a peer group of publicly traded companies. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expenses for performance-based awards are recognized when the issuance of the underlying awards are probable. Expenses for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors. The Company is currently using two separate forfeiture rates, based on the classification of the employees.
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
Cash, Cash Equivalents and Short-Term Investments
The Company measures its financial instruments at fair value on a recurring basis. The components of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	September 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$71,604	$71,604	$—	$—
Commercial paper	1,999	—	1,999	—
Total cash equivalents	73,603	71,604	1,999	—
Cash	22,941
Total cash and cash equivalents	$96,544
Short-term investments:
Corporate debt securities	$26,016	$—	$26,016	$—
Commercial paper	6,982	—	6,982	—
U.S. agency debt securities	27,680	—	27,680	—
U.S. government securities	29,015	—	29,015	—
Total short-term investments	$89,693	$—	$89,693	$—

		Fair Value Measured Using
	December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$15,976	$15,976	$—	$—
Total cash equivalents	15,976	15,976	—	—
Cash	22,965
Total cash and cash equivalents	$38,941
Short-term investments:
Corporate debt securities	$58,707	$—	$58,707	$—
U.S. agency debt securities	31,779	—	31,779	—
U.S. government securities	19,979	—	19,979	—
Total short-term investments	$110,465	$—	$110,465	$—
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Observable inputs reflect market data obtained from independent sources. The Company did not have any transfers between Level 1 and Level 2 in the nine months ended September 26, 2015.
As of September 26, 2015 and December 27, 2014, the Company had no liabilities measured at fair value.
Financial instruments measured at amortized costs, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of September 26, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$71,604	$—	$—	$71,604
Commercial paper	1,999	—	—	1,999
Cash	22,941	—	—	22,941
Total cash and cash equivalents	$96,544	$—	$—	$96,544
Short-term investments:
Corporate debt securities	$26,021	$4	$(9)	$26,016
Commercial paper	6,982	—	—	6,982
U.S. agency debt securities	27,672	9	(1)	27,680
U.S. government securities	28,986	29	—	29,015
Total short-term investments	$89,661	$42	$(10)	$89,693

	As of December 27, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$15,976	$—	$—	$15,976
Cash	22,965	—	—	22,965
Total cash and cash equivalents	$38,941	$—	$—	$38,941
Short-term investments:
Corporate debt securities	$58,777	$4	$(74)	$58,707
U.S. agency debt securities	31,800	1	(22)	31,779
U.S. government securities	19,982	7	(10)	19,979
Total short-term investments	$110,559	$12	$(106)	$110,465
The Company’s realized gain was immaterial in the nine months ended September 26, 2015. There were no securities in a material continuous loss position for 12 months or longer as of September 26, 2015 or December 27, 2014.
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of
	September 26, 2015	December 27, 2014
Due within one year	$156,735	$90,555
Due between one and five years	6,561	35,886
Total cash equivalents and short-term investments	$163,296	$126,441
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	September 26, 2015	December 27, 2014
Raw materials	$694	$433
Finished goods	3,419	6,118
Total inventories	$4,113	$6,551
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	September 26, 2015	December 27, 2014
Accrued employee related costs	$17,553	$16,021
Accrued inventory and other purchases	3,585	1,830
Accrued taxes payable	2,171	1,183
Accrued professional services	1,219	761
Other accruals	4,282	3,043
Total accrued liabilities	$28,810	$22,838
Accrued Warranty
Accrued warranty is comprised of the following (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014
Accrued warranty balance at beginning of period	$875	$686
Accrual for warranty during the period	886	815
Actual costs incurred	(741)	(758)
Accrued warranty balance at end of period	$1,020	$743

	As of
Warranty accrual reported as:	September 26, 2015	December 27, 2014
Current	$591	$484
Non-current	429	391
Total accrued warranty	$1,020	$875
 Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	September 26, 2015	December 27, 2014
Deferred service revenue	$61,410	$51,699
Deferred product revenue	7,829	3,806
Total deferred revenue	$69,239	$55,505
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive income (loss) (in thousands):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gains (Losses)
Balance as of December 27, 2014	$(94)
Available-for-sale securities:
Unrealized gains	126
Total other comprehensive income	126
Balance as of September 26, 2015	$32
There was no tax impact on the unrealized gains or losses and total other comprehensive income.
There were no reclassifications out of accumulated other comprehensive income (loss) into the consolidated statements of operations in the nine months ended September 26, 2015 and the reclassifications for the nine months ended September 27, 2014 were immaterial.
5. Commitments and Contingencies
Lease Commitments
The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through fiscal 2019. The Company has also entered into lease agreements for additional office space in Australia, Hong Kong, Japan, India, Mexico, Russia, Singapore, and the United Arab Emirates. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was $0.8 million for each of the quarters ended September 26, 2015 and September 27, 2014 and $2.4 million and $2.2 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 26, 2015 were as follows (in thousands):

Fiscal Year:
2015 (remaining three months)	$937
2016	3,498
2017	3,333
2018	957
2019	82
Total	$8,807
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacturing of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company may be obligated to purchase component inventory that is non-cancellable. As of September 26, 2015 and December 27, 2014, the Company’s non-cancellable purchase commitments for such component inventory was $6.0 million and $3.5 million, respectively.
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
6. Preferred Stock and Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of September 26, 2015 and December 27, 2014, the Company had no shares of preferred stock issued or outstanding.
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
As of September 26, 2015 and December 27, 2014, the Company had 34,015,488 and 32,641,500 shares of common stock issued and outstanding, respectively.
Treasury Stock

As of September 26, 2015 and December 27, 2014, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its condensed consolidated balance sheet. The treasury stock was purchased in fiscal 2010 pursuant to a purchase and redemption agreement.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the "2012 Plan") were added to the 2013 Equity Plan’s authorized pool in June 2013. A maximum of 2,929,481 shares of common stock were initially authorized for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to an annual increase on the first day of each of the Company’s fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In the twelve months ended December 27, 2014, an additional 1,464,740 shares of common stock were authorized for future issuance under the 2013 Equity Plan and an additional 1,464,740 shares were authorized during the nine months ended September 26, 2015. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of September 26, 2015, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,025,129 shares and 1,251,105 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering (the "IPO") in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance. In addition, the ESPP is subject to an annual increase on the first day of each of the Company's fiscal years, by an amount equal to the least of (i) 439,422 shares, (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In the twelve months ended December 27, 2014, an additional 439,422 shares of common stock were authorized for future issuance under the ESPP and an additional 439,422 shares were authorized during the nine months ended September 26, 2015. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ended on August 17, 2015. The Company recorded stock-based compensation expense for its ESPP of $0.7 million and $2.1 million for the three and nine months ended September 26, 2015, respectively, and $0.5 million and $3.3 million for the three and nine months ended September 27, 2014, respectively. For the nine months ended September 26, 2015 there were two purchase periods that resulted in the issuance of 527,588 shares of common stock at a weighted average purchase price of $9.77 per share.
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

The following table summarizes the stock option activity under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 27, 2014	2,379,968	$12.91	7.50	$14,368
Options granted	408,000	$21.44
Options exercised	(421,387)	$8.36
Options canceled	(85,521)	$10.01
Balance — September 26, 2015	2,281,060	$15.38	7.38	$17,194
Vested and expected to vest — September 26, 2015	2,131,241	$15.13	7.38	$16,596
Exercisable — September 26, 2015	1,076,502	$12.64	7.43	$10,897
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $22.02 and $17.47 as of September 26, 2015 and December 27, 2014, respectively, for the total number of underlying options. As of September 26, 2015 and December 27, 2014, there were 4,202 and 20,135 shares of performance based common stock awards outstanding, respectively, of which 2,611 and 9,830 are not yet vested and subject to performance-based vesting criteria, respectively.
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
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 27, 2014	1,733,225	$18.78	1.27	$30,279
RSUs granted	1,151,364	$23.18
RSUs vested	(685,635)	$17.52
RSUs canceled	(207,224)	$22.41
Balance - September 26, 2015	1,991,730	$21.38	1.41	$43,858
Vested and expected to vest — September 26, 2015	1,720,227	$21.27	1.30	$37,879
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $22.02 and $17.47, as of September 26, 2015 and December 27, 2014, respectively, for the total number of underlying RSUs.
Stock-Based Compensation Expense
The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock option awards:
Expected term (in years)	—	5.3-6.1	4.6	5.3-6.1
Risk-free interest rate	—	1.86%-1.9%	1.6%	1.69%-1.89%
Expected volatility	—	58.6%	56.04%	59.4%-61.9%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	—	$5.94 - $6.16	$10.11	$5.94 - $32.06
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0	0.5 - 2.0
Risk-free interest rate	0.24% - 0.72%	0.05% - 0.42%	0.07% - 0.72%	0.05% - 0.42%
Expected volatility	42.5% - 59.9%	53.1% - 59.2%	37.6% - 59.9%	53.1% - 63.1%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per share	$7.25 - $12.64	$3.48 - $4.91	$5.48 - $12.64	$3.48 - $13.06
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of revenue	$471	$444	$1,530	$1,363
Research and development	$2,451	1,272	7,156	5,925
Sales and marketing	$2,498	1,089	7,757	6,287
General and administrative	$2,431	1,933	7,337	5,060
Total stock-based compensation expense	$7,851	$4,738	$23,780	$18,635
As of September 26, 2015, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $4.4 million, $19.1 million and $2.1 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.3 million and $0.5 million for the three months ended September 26, 2015 and September 27, 2014, respectively, and $1.1 million and $1.7 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.
8. Income Tax
The Company recorded an income tax provision of $0.1 million and $0.3 million for the three and nine months ended September 26, 2015, respectively, and $0.1 million and $21.1 million for the three and nine months ended September 27, 2014, respectively. The income tax provision for the three and nine months ended September 26, 2015 represents foreign income tax expense. The income tax provision recorded does not reflect any projected change in net deferred taxes, as the Company cannot conclude that it is more likely than not that it will be able to utilize its deferred tax assets in the foreseeable future.
The Company's income tax provision for the nine months ended September 27, 2014 was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014, the Company assessed that it was more-likely-than-not that it will not realize its federal and state deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, the Company recorded a valuation allowance of $24.6 million on its federal and state deferred tax assets which resulted in an increase to its income tax provision.
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
As of September 26, 2015, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.
Due to the net loss incurred in the three and nine months ended September 27, 2014, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive. The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income (loss) attributable to common stockholders	$4,280	$(2,992)	$3,623	$(43,696)
Denominator:
Weighted average shares used for basic net income (loss) per share computation	33,830	32,354	33,412	32,028
Weighted average effect of dilutive securities:
Stock options	664	—	685	—
RSUs	1,018	—	991	—
ESPP purchase rights	360	—	409	—
Weighted average shares used for diluted net income (loss) per share computation	35,872	32,354	35,497	32,028
Net income (loss) per share attributable to common stockholders :
Basic	$0.13	$(0.09)	$0.11	$(1.36)
Diluted	$0.12	$(0.09)	$0.10	$(1.36)
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Equity awards to purchase common stock	721	2,391	642	6,176

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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
United States	$44,764	$29,619	$115,195	$79,192
Rest of Americas	2,167	2,444	8,215	6,462
Europe, Middle East and Africa	7,209	4,295	21,471	12,825
Asia Pacific	2,512	2,910	10,070	7,400
Total	$56,652	$39,268	$154,951	$105,879
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	September 26, 2015	December 27, 2014
United States	$7,424	$7,218
Other	262	169
Total	$7,686	$7,387

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
We generate service revenue primarily from the sale of maintenance and support services for our products. A one-year contract for our maintenance and support services is generally bundled or purchased with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.
We also make our feature-rich visibility software, GigaVUE-OS, available on select, third party “white box" hardware to offer our customers the ability to choose different deployment models for their Visibility Fabric.
Our revenue increased to $56.7 million in the three months ended September 26, 2015 from $39.3 million in the three months ended September 27, 2014, representing 44% growth from sales of our products and services to existing and new customers. As of September 26, 2015, we had increased our cumulative customer count to 1885, as compared to 1,555 as of September 27, 2014. In the nine months ended September 26, 2015 our revenue increased to $155.0 million from $105.9 million in the nine months ended September 27, 2014, representing 46% growth. Our net income was $4.3 million for the three months ended September 26, 2015 compared to a net loss of $3.0 million for the three months ended September 27, 2014. Our net income for the nine months ended September 26, 2015 was $3.6 million compared to a net loss of $43.7 million for the nine months ended September 27, 2014. We generated cash from operations of $39.3 million for the nine months ended September 26, 2015 and used $4.9 million for the nine months ended September 27, 2014. We operate as a single reportable segment.
Additionally, each of fiscal years 2014 and 2015 are 52-week fiscal years, with each quarter therein being a 13-week quarter. Fiscal 2016 will be a 53-week fiscal year ending on December 31, 2016, with the first quarter being a 14-week quarter ending on April 2, 2016 and each subsequent quarter being a 13-week quarter.

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Key Performance Indicators:
Revenue	$56,652	$39,268	$154,951	$105,879
Gross margin	80%	77%	78%	76%
Income (loss) from operations	$4,316	$(2,980)	$3,625	$(22,756)
Deferred revenue	$69,239	$49,388	$69,239	$49,388
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
Service revenue. We generate service revenue from sales of maintenance and support contracts, which may be bundled with sales of products, and from sales and subsequent renewals of maintenance and support contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize service revenue ratably over the duration of the contract, which is typically one year and can be for multiple years depending on the customer contract. As a result, the impact on service revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas service revenue is recognized ratably over the contract term. We expect our service revenue to increase as we expand our installed base by selling more products and adding more end-user customers.

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
Operating expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense. With respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 426 as of September 26, 2015, compared to 363 as of September 27, 2014. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development employees throughout the remainder of fiscal 2015. We expect operating expenses to increase as we continue to grow. However, we expect these increases to be at a lower rate than our increase in revenue.
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
Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: (i) the Americas (which includes the United States, Canada and Latin America), (ii) Europe, the Middle East and Africa (EMEA) and (iii) Asia Pacific. We expect our sales and marketing expenses to increase as we expand our sales and marketing efforts internationally and domestically to help drive increased revenue. However, we expect these increases to be at a lower rate than our increase in revenue.
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
Income Tax Provision
We recorded an income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 26, 2015, respectively, as compared to $0.1 million and $21.1 million for the three and nine months ended September 27, 2014, respectively.
As of September 26, 2015, we continue to maintain a valuation allowance against our deferred tax assets, as we could not conclude that it is more likely than not that we will be able to realize our deferred tax assets in the foreseeable future. We will continue to assess the need for the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Total stock-based compensation expense, net of estimated forfeitures, was $7.9 million and $23.8 million for the three and nine months ended September 26, 2015, respectively, as compared to $4.7 million and $18.6 million for the three and nine months ended September 27, 2014, respectively. As of September 26, 2015, unrecognized stock-based compensation expense, net of estimated forfeitures, was $25.6 million. To the extent actual forfeiture rates differ from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Consolidated Statement of Operations Data:
Revenue:
Product	$38,717	$26,180	$105,683	$68,804
Service	17,935	13,088	49,268	37,075
Total revenue	56,652	39,268	154,951	105,879
Cost of revenue:
Product	9,613	7,396	28,616	20,682
Service	1,708	1,601	5,248	4,725
Total cost of revenue	11,321	8,997	33,864	25,407
Gross profit	45,331	30,271	121,087	80,472
Operating expenses:
Research and development	12,677	10,086	36,400	31,884
Sales and marketing	21,388	17,948	61,391	55,676
General and administrative	6,950	5,217	19,671	15,668
Total operating expenses	41,015	33,251	117,462	103,228
Income (loss) from operations	4,316	(2,980)	3,625	(22,756)
Interest income	106	82	330	216
Other expense, net	(69)	(28)	(72)	(63)
Income (loss) before income tax provision	4,353	(2,926)	3,883	(22,603)
Income tax provision	(73)	(66)	(260)	(21,093)
Net income (loss)	$4,280	$(2,992)	$3,623	$(43,696)
Income (loss) includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$487	$446	$1,590	$1,424
Research and development	2,532	1,288	7,519	6,335
Sales and marketing	2,534	1,095	8,023	6,501
General and administrative	2,460	1,950	7,439	5,173
Total stock-based compensation and related payroll tax expenses	$8,013	$4,779	$24,571	$19,433

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Percentage of Revenue:
Revenue:
Product	68%	67%	68%	65%
Service	32%	33%	32%	35%
Total revenue	100%	100%	100%	100%
Cost of revenue	20%	23%	22%	24%
Gross margin	80%	77%	78%	76%
Operating expenses:
Research and development	22%	26%	23%	30%
Sales and marketing	38%	46%	40%	53%
General and administrative	12%	13%	13%	15%
Total operating expenses	72%	85%	76%	98%
Income (loss) from operations	8%	(8)%	2%	(21)%
Interest income	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before income tax provision	8%	(8)%	2%	(21)%
Income tax provision	—%	—%	—%	(20)%
Net income (loss)	8%	(8)%	2%	(41)%
Comparison of the Three and Nine Months Ended September 26, 2015 and September 27, 2014
Revenue

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Increase	% Increase	September 26, 2015	September 27, 2014	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$38,717	$26,180	$12,537	48%	$105,683	$68,804	$36,879	54%
Service	17,935	13,088	4,847	37%	49,268	37,075	12,193	33%
Total revenue	$56,652	$39,268	$17,384	44%	$154,951	$105,879	$49,072	46%
Total revenue increased $17.4 million and $49.1 million in the three and nine months ended September 26, 2015, respectively, as compared to the same prior year periods primarily due to the increase in sales of our high density H Series products combined with the growth in our installed based at our end-user customers under maintenance and support contracts.
Product revenue increased $12.5 million and $36.9 million in the three and nine months ended September 26, 2015, respectively, as compared to the same prior year periods, primarily due to the increase in sales of our high density H Series products.
Service revenue increased $4.8 million and $12.2 million in the three and nine months ended September 26, 2015, respectively as compared to the same prior year periods, primarily due to the growth in our installed base at our end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Increase	% Increase	September 26, 2015	September 27, 2014	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$9,613	$7,396	$2,217	30%	$28,616	$20,682	$7,934	38%
Service	1,708	1,601	107	7%	5,248	4,725	523	11%
Total cost of revenue	$11,321	$8,997	$2,324	26%	$33,864	$25,407	$8,457	33%
Gross margin:
Product	75%	72%			73%	70%
Service	90%	88%			89%	87%
Total gross margin	80%	77%			78%	76%
Stock-based compensation and related payroll tax expense included in cost of revenue	$487	$446	$41	9%	$1,590	$1,424	$166	12%
Three Months Ended September 26, 2015 Compared to Three Months Ended September 27, 2014
Total gross margin increased to 80% in the three months ended September 26, 2015 from 77% in three months ended September 27, 2014, primarily due to favorable product mix with higher software content combined with efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Product gross margin increased to 75% in the three months ended September 26, 2015 from 72% in the three months ended September 27, 2014, primarily due to favorable product mix with higher software content.
Service gross margin increased to 90% in the three months ended September 26, 2015 from 88% in the three months ended September 27, 2014 primarily due to efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Nine Months Ended September 26, 2015 Compared to Nine Months Ended September 27, 2014
Total gross margin increased to 78% in the nine months ended September 26, 2015 from 76% in the nine months ended September 27, 2014. This improvement was driven by a $1.4 million net decrease in inventory write downs, favorable product mix with higher software content.
Product gross margin increased to 73% in the nine months ended September 26, 2015 from 70% in the nine months ended September 27, 2014. This improvement was driven by a $1.4 million net decrease in inventory write-downs, favorable product mix with higher software content..
Service gross margin increased to 89% in the nine months ended September 26, 2015 from 87% in the nine months ended September 27, 2014 primarily due to operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Increase	% Increase	September 26, 2015	September 27, 2014	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$12,677	$10,086	$2,591	26%	$36,400	$31,884	$4,516	14%
Sales and marketing	21,388	17,948	3,440	19%	61,391	55,676	5,715	10%
General and administrative	6,950	5,217	1,733	33%	19,671	15,668	4,003	26%
Total operating expenses	$41,015	$33,251	$7,764	23%	$117,462	$103,228	$14,234	14%
Stock-based compensation and related payroll tax expense included in:
Research and development	$2,532	$1,288	$1,244	97%	$7,519	$6,335	$1,184	19%
Sales and marketing	2,534	1,095	1,439	131%	8,023	6,501	1,522	23%
General and administrative	2,460	1,950	510	26%	7,439	5,173	2,266	44%
Total stock-based compensation and related payroll tax expense	$7,526	$4,333	$3,193	74%	$22,981	$18,009	$4,972	28%

Three Months Ended September 26, 2015 Compared to Three Months Ended September 27, 2014
Research and development (R&D) expenses increased $2.6 million in the three months ended September 26, 2015 as compared to the same prior year period. This increase was primarily driven by $2.3 million of additional employee costs, which were primarily comprised of a $1.2 million increase in stock-based compensation expense and related payroll tax expenses and a $0.7 million increase in bonus costs.
Sales and marketing expenses increased $3.4 million in the three months ended September 26, 2015 as compared to the same prior year period. This increase was primarily driven by $3.3 million of additional employee costs, which were primarily comprised of $1.4 million of higher stock-based compensation and related payroll tax expenses, a $0.9 million increase in commission expenses and a $0.4 million increase in bonus expenses.
General and administrative expenses increased $1.7 million in the three months ended September 26, 2015 as compared to the same prior year period. This increase was primarily driven by $1.5 million of additional employee costs, which were primarily comprised of increased stock based compensation and related payroll tax expenses of $0.5 million combined with higher headcount and headcount related expenses of $0.4 million and an increase of $0.6 million in bonus expenses. Bonus expenses increased significantly due to improved business performance compared to the same prior year period. Additionally, accounting and legal professional service increased $0.4 million.
Nine Months Ended September 26, 2015 Compared to Nine Months Ended September 27, 2014
Research and development (R&D) expenses increased $4.5 million in the nine months ended September 26, 2015 as compared to the same prior year period. This increase was primarily driven by $4.4 million of additional employee costs, which were primarily comprised of a $2.7 million increase in bonus expenses and a $1.2 million increase in stock-based compensation and related payroll tax expenses, as well as a $0.6 million increase in depreciation expense and a $0.6 million increase in facilities related allocated expenses. These increased expenses were partially offset by a $1.2 million decrease in engineering development expenses due to decreased prototype expenditures.
Sales and marketing expenses increased $5.7 million in the nine months ended September 26, 2015 as compared to the same prior year period. This increase was driven by increased commission expenses of $3.2 million combined with an increase in bonus expenses of $1.1 million and increased stock-based compensation expenses and related payroll tax expenses of $1.5 million.
General and administrative expenses increased $4.0 million in the nine months ended September 26, 2015 as compared to the same prior year period. This increase was primarily driven by a $2.3 million increase in stock based compensation and related payroll tax expenses and a $1.9 million increase in bonus expenses.
Income Tax Provision

	Three Months Ended				Nine Months Ended
	September 26, 2015	September 27, 2014	Change	% Change	September 26, 2015	September 27, 2014	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision	$(73)	$(66)	$(7)	11%	$(260)	$(21,093)	$20,833	(99)%
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
The income tax provision of $0.1 million and $0.3 million for the three and nine months ended September 26, 2015, respectively represents our projected current worldwide income tax expense. The tax provision recorded does not reflect any projected change in net deferred taxes, as we cannot conclude that it is more likely than not that we will be able to utilize our deferred tax assets in the foreseeable future.
The income tax provision for the nine months ended September 27, 2014, was primarily related to the establishment of a valuation allowance against our deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of September 27, 2014 management assessed that it was more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance of $24.6 million on our federal and state deferred tax assets which resulted in an increase to the income tax provision.
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
Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
GAAP net income (loss) attributable to common stockholders	$4,280	$(2,992)	$3,623	$(43,696)
Stock-based compensation	7,851	4,738	23,780	18,635
Stock-based compensation related payroll taxes	162	41	791	798
Income tax effect of non-GAAP adjustments**	(4,310)	(604)	(9,781)	22,080
Non-GAAP net income (loss)	$7,983	$1,183	18,413	(2,183)
Basic GAAP net income (loss) per share attributable to common stockholders	$0.13	$(0.09)	$0.11	$(1.36)
Diluted GAAP net income (loss) per share attributable to common stockholders	$0.12	$0.09	$0.10	$(1.36)
Basic Non-GAAP net income (loss) per share	$0.24	$0.04	$0.55	$(0.07)
Diluted Non-GAAP net income (loss) per share	$0.22	$0.04	$0.51	$(0.07)
GAAP and Non-GAAP weighted average number of shares - Basic	33,830	32,354	33,412	32,028
GAAP weighted average number of shares - Diluted	35,872	32,354	35,497	32,028
Stock-based compensation impact on weighted average number of shares	498	1,444	726	—
Non-GAAP weighted average number of shares - Diluted	36,370	33,798	36,223	32,028
** Non-GAAP tax provision excludes the tax benefit relating to stock-based compensation expense, the valuation allowance against deferred tax assets, and uses a long-term projected tax rate for the fiscal 2015 annual period applied to interim results.
Liquidity and Capital Resources
As of September 26, 2015 our principal sources of liquidity, which consisted of cash, cash equivalents and investments of $186.2 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of September 26, 2015, we had no material commitments for capital expenditures.

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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash provided by (used in) operating activities	$39,272	$(4,869)
Cash provided by (used in) investing activities	$16,671	$(55,684)
Cash provided by financing activities	$1,660	$7,698
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
In the nine months ended September 26, 2015, our operating activities provided cash of $39.3 million that was primarily comprised of net income of $3.6 million, non-cash charges of $29.8 million and $5.9 million provided by the changes in our operating assets and liabilities. The non-cash charges of $29.8 million were largely comprised of $23.8 million in stock-based compensation expense, $4.4 million in depreciation and amortization and $1.6 million in inventory write-downs. The $5.9 million provided by the changes in operating assets and liabilities were largely provided by a $13.7 million deferred revenue increase and increased accounts payable and accrued liabilities of $6.4 million, which was partially offset by an increase of $13.1 million in accounts receivable and an increase of $2.1 million in prepaid expenses.
In the nine months ended September 27, 2014, our operating activities used cash of $4.9 million which was primarily comprised of $43.7 million net loss and $7.3 million used by the changes in our operating assets and liabilities offset in part by $46.2 million of non-cash charges. These non-cash charges primarily include changes in the deferred tax assets of $20.9 million, $18.6 million stock-based compensation expenses, and depreciation and amortization expenses of $3.7 million. The $7.3 million used by the changes in operating assets and liabilities were largely used by a $7.6 million inventory increase, a $2.2 million increase in prepaid expenses and a $4.4 million decrease in accounts payable and other accrued liabilities. This was partially offset by a $5.0 million decrease in accounts receivables and a $1.9 million deferred revenue increase.
Cash flows from investing activities
Net cash provided by investing activities of $16.7 million for the nine months ended September 26, 2015 was primarily attributable to sales and maturities of marketable securities of $60.8 million offset by $40.2 million used for purchases of marketable securities and $4.0 million used for capital expenditures for property and equipment to support the growth of our business.
In the nine months ended September 27, 2014, cash used in investing activities was $55.7 million attributable to purchases of marketable securities of $72.1 million and $7.1 million used for capital expenditures, offset in part by cash proceeds of $23.5 million attributable to the maturities and the sales of short-term investments.
Cash flows from financing activities

Net cash provided by financing activities of $1.7 million for the nine months ended September 26, 2015 was primarily due to proceeds of $5.1 million from the issuance of common stock pursuant to our ESPP and $3.5 million from stock option exercises, offset in part by $7.0 million in shares repurchased for tax withholding upon vesting of RSUs.
In the nine months ended September 27, 2014, cash generated from financing activities was $7.7 million primarily due to net proceeds of $5.9 million from the issuance of common stock pursuant to our ESPP and $4.9 million from stock option exercises, partially offset by $2.6 million in shares repurchased for tax withholdings upon vesting of RSUs. We also distributed the final payout of $0.5 million to Gigamon LLC members pursuant to the limited liability agreement in effect prior to our initial public offering.
Contractual Obligations
The following summarizes our contractual obligations as of September 26, 2015:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,625	$5,060	$122	$—	$8,807
Purchase commitments (2)	7,942	—	—	—	7,942
Total	$11,567	$5,060	$122	$—	$16,749

(1)Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)Purchase commitments represent the total cancelable and non-cancelable purchase commitments our contract manufacturers make on our behalf.
As of September 26, 2015, we had no tax liabilities recorded related to uncertainty in income tax positions.
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
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In nine months ended September 26, 2015 and September 27, 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and investments of $186.2 million as of September 26, 2015. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the nine months ended September 26, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
As of September 26, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 26, 2015 due to the existence of material weaknesses in our internal control over financial reporting described below. Notwithstanding the existence of the material weaknesses discussed below, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 26, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.
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

1.We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses. In the nine months ended September 26, 2015 we have continued to utilize and enhance the comprehensive income tax provision preparation procedures that we use for our quarterly close process that includes additional consideration of ESPP-related expenses included in the stock-based compensation expense. We believe that continued testing of operating effectiveness through year end is required before concluding that the material weakness has been remediated.
2.We have strengthened our procedures around complex spreadsheets and implemented guidelines for how to conduct and document the reviews of those complex spreadsheets. Additionally, we have strengthened our review controls within the revenue process. Furthermore, we are in the process of implementing an automated solution that would reduce our reliance on certain manual processes that are dependent on spreadsheets and spreadsheet analysis. We believe that continued testing of operating effectiveness through year end is required before concluding that the material weakness has been remediated.
These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete these remediation processes as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses. As a result, we concluded that the material weaknesses identified above continued to exist as of September 26, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting which occurred during the three months ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above under “Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting,” we have been taking steps to remediate the material weaknesses identified above and plan to further enhance our internal controls to remediate the underlying cause of the material weaknesses.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $36.4 million, or 23% of our total revenue, in the nine months ended September 26, 2015 and $31.9 million, or 30% of our total revenue, in the nine months ended September 27, 2014.
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
In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. Although we carry some finished goods inventory of our products, we and our manufacturers rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturers rely on purchase orders rather than long-term contracts with these suppliers, and as a result we or our manufacturers might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet end-user customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.
We rely on third-party channel partners for a substantial portion of our revenue. If our partners fail to perform, our ability to sell our products and services would be limited, and if we fail to optimize our channel partner model going forward, our operating results would be harmed.
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and to manage the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc., or GCI, formerly Interlink Communications Systems,

Inc. and Arrow Enterprise Computing Solutions, Inc., or Arrow. GCI accounted for 41% and 47% of our revenue in the nine months ended September 26, 2015 and September 27, 2014, respectively. Arrow accounted for 19% and 14% of our revenue for the nine months ended September 26, 2015 and September 27, 2014, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth.
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
Our reliance on Jabil reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. For example, we experienced certain product quality issues and delays in delivery of our products to our end-user customers in the second and third quarters of fiscal 2013, and such delays may occur in the future. We recently transferred the majority of our manufacturing operations from Jabil's U.S. facilities to its facilities in Mexico. If we fail to effectively manage our relationship with Jabil, or if Jabil experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. Furthermore, our manufacturing operations in Mexico will be subject to the heightened exposure to changes in the economic, security and political conditions in Mexico which might interrupt manufacturing operations. In addition, any adverse change in Jabil’s financial or business condition could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturer or cannot find a suitable alternative in a timely manner, we may lose revenue, incur increased costs and damage our relationships with our channel partners and end-user customers. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that Jabil is unable to fulfill, or if Jabil is unable to provide us with an adequate supply of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.
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
As of September 26, 2015, we had 26 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of September 26, 2015, we had 28 pending U.S. patent applications. Internationally, we have two issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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
Our service revenue has become a more meaningful part of revenue. Starting in the quarter ending September 26, 2015, we began to sell first year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support was bundled as part of the initial contract to purchase our products. Sales of new or renewal services contracts may decline and fluctuate as a result of a number of factors, including end-user customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our end-user customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue over the term of the relevant service period, which is typically twelve months. As a result, some of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewed service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our operating results until future periods. Our service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
In connection with the preparation of our consolidated financial statements for the fiscal year ended December 28, 2013, we identified a deficiency in our internal control over financial reporting with respect to our accounting for income taxes, specifically with respect to the treatment of ESPP-related expenses for income tax purposes. Further, in connection with our preparation of our consolidated financial statements, we determined that it would be appropriate to revise our financial statements for the second and third quarters of fiscal 2013 to reflect certain corrections related to our treatment of ESPP-related expenses for income tax purposes and our inventory reserve releases. In accordance with applicable accounting guidance, we concluded that these corrections were not material to any of our previously issued financial statements. We put in place additional internal controls in 2014 related to the accuracy of accounting for income taxes related to ESPP-related expenses. However, we believe that additional testing is required before concluding that the material weakness has been remediated and therefore have concluded that a material weakness continued to exist in our internal control over financial reporting as of December 27, 2014 and September 26, 2015 related to the accounting for income taxes regarding ESPP-related expenses.
Additionally, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 27, 2014, we identified a deficiency in our internal control over financial reporting with respect to the accuracy of the complex spreadsheets that we utilize in the accounting for revenue allocation and inventory write-downs. Specifically, our internal controls with respect to the review of these complex spreadsheets were not designed to operate at a sufficient level of precision. This control deficiency resulted in immaterial audit adjustments to revenue, deferred revenue, cost of revenue and inventory write-down during the year ended December 27, 2014. As such, we have concluded that a material weakness existed in our internal control over financial reporting as of December 27, 2014 and September 26, 2015 related to our review of these complex spreadsheets in connection with their use in the preparation of period-end financial statements. We put in place additional internal controls in related to the review of these complex spreadsheets. However, we believe that additional testing is required before concluding that the material weakness has been remediated and therefore have concluded that a material weakness continued to exist in our internal control over financial reporting as of September 26, 2015 related to these complex spreadsheets.

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
While we currently maintain limited operations outside of the United States, we intend to expand these operations in the future. For example, we have opened a research and development facility in India and have transitioned our primary manufacturing operations, through Jabil, to Mexico. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts we may undertake will not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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
Sales to U.S. and foreign, federal, state and local governmental agency end-user customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results. We have contractual obligations to provide certain channel partners that sell to the government with certain pricing information that they may pass on to the government. Governments routinely investigate and audit government contractors’ administrative processes and compliance, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
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
As of September 26, 2015, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 on December 27, 2015. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Additionally, beginning with our fiscal year in 2015, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through September 26, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. For example, if Highland Capital, a venture capital fund and one of our largest investors, distributes all or a significant portion of its shares to its limited partners, the trading price of our common stock could decline. There were 34,015,488 shares of common stock outstanding as of September 26, 2015, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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
a) Unregistered Sales of Equity Securities
None.
b) Use of Proceeds
Not applicable
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

GIGAMON INC.

Date:	November 4, 2015	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2015	/s/ Mike Burns
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