Form 10-Q
period 2016-04-02
Gigamon Inc.
filed 2016-05-11
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of April 30, 2016, there were 34,923,671 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended April 2, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 2, 2016	December 26, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,877	$120,212
Short-term investments	92,240	90,001
Accounts receivable, net of allowance for doubtful accounts of $334 and $309, as of April 2, 2016 and December 26, 2015, respectively	45,659	47,947
Inventories	5,769	3,813
Prepaid expenses and other current assets	6,967	7,621
Total current assets	266,512	269,594
Property and equipment, net	9,975	9,416
Deferred tax assets	141	135
Other assets, non-current	766	766
TOTAL ASSETS	$277,394	$279,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,546	$3,724
Accrued liabilities	23,287	37,334
Deferred revenue	56,952	62,248
Total current liabilities	83,785	103,306
Deferred revenue, non-current	21,897	19,883
Deferred tax liability	168	279
Other liabilities, non-current	1,026	1,087
TOTAL LIABILITIES	106,876	124,555
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of April 2, 2016 and December 26, 2015	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 34,848 and 34,323 shares issued and outstanding as of April 2, 2016 and December 26, 2015, respectively	3	3
Treasury stock— 8,110 shares outstanding as of April 2, 2016 and December 26, 2015	(12,469)	(12,469)
Additional paid-in capital	223,509	211,402
Accumulated other comprehensive income (loss)	37	(47)
Accumulated deficit	(40,562)	(43,533)
TOTAL STOCKHOLDERS’ EQUITY	170,518	155,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,394	$279,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Revenue:
Product	$44,662	$32,152
Service	22,549	14,701
Total revenue	67,211	46,853
Cost of revenue:
Product	10,707	9,445
Service	2,082	1,777
Total cost of revenue	12,789	11,222
Gross profit	54,422	35,631
Operating expenses:
Research and development	15,358	11,496
Sales and marketing	27,657	18,832
General and administrative	7,995	6,019
Total operating expenses	51,010	36,347
Income (loss) from operations	3,412	(716)
Interest income	207	119
Other expense, net	(69)	(10)
Income (loss) before income tax provision	3,550	(607)
Income tax provision	(579)	(88)
Net income (loss)	$2,971	$(695)
Net income (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.08	$(0.02)
Weighted average shares used in computing net income (loss) per share:
Basic	34,633	32,994
Diluted	36,546	32,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
Net income (loss)	$2,971	$(695)
Other comprehensive gain:
Change in unrealized gain on available-for-sale investments, net	84	109
Comprehensive income (loss)	$3,055	$(586)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,971	$(695)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,271	1,515
Stock-based compensation expense	8,176	7,343
Deferred income taxes	(117)	13
Excess tax benefit from employee stock-based compensation	(559)	—
Inventory write-down	175	493
Allowance for doubtful accounts	25	—
Changes in operating assets and liabilities:
Accounts receivable	2,263	3,282
Inventories	(2,073)	1,155
Prepaid expenses and other assets	654	(1,463)
Accounts payable	(254)	(1,147)
Accrued liabilities and other liabilities	(13,076)	(5,247)
Deferred revenue	(3,282)	10,523
Net cash (used in) provided by operating activities	(3,826)	15,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(29,107)	—
Proceeds from maturities of short-term investments	26,786	21,653
Purchase of property and equipment	(2,107)	(1,037)
Net cash (used in) provided by investing activities	(4,428)	20,616
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	3,368	2,607
Proceeds from exercise of stock options	1,377	1,245
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,385)	(1,262)
Excess tax benefits from employee stock-based compensation	559	—
Net cash provided by financing activities	3,919	2,590
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,335)	38,978
CASH AND CASH EQUIVALENTS — Beginning of period	120,212	38,941
CASH AND CASH EQUIVALENTS — End of period	$115,877	$77,919
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$283	$129
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$314	$156
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Company
The Company
Gigamon Inc. (the “Company”) designs, develops and sells products and services that together provide customers with visibility and control of network traffic. The Company serves global enterprises and service providers that seek to maintain and improve the security, reliability, and performance of their network infrastructure.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company prepared its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
The Company has a 52 or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2015 was a 52-week fiscal year ending on December 26, 2015 and each quarter therein was 13-week quarter. Fiscal 2016 is a 53-week fiscal year ending on December 31, 2016, with the first quarter being a 14-week quarter which ended on April 2, 2016 and each subsequent quarter being a 13-week quarter. Fiscal 2017 will be a 52-week fiscal year ending on December 30, 2017, with each quarter therein being a 13-week quarter.
Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of April 2, 2016, its results of operations, comprehensive income (loss) for the three months ended April 2, 2016 and March 28, 2015, and cash flows for the three months ended April 2, 2016 and March 28, 2015. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to revenue recognition, allowance for doubtful accounts, warranty reserve, excess and obsolete inventory write-downs, stock-based compensation expense, depreciable useful lives and income taxes. The Company bases its estimates on historical experience, projections for future performance and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
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
Concentrations
The Company operates in highly competitive and rapidly changing markets that could negatively impact the Company’s operating results. A number of components that meet the Company’s manufacturing requirements are available only from single source suppliers. In addition, the Company relies on one contract manufacturer to manufacture a substantial majority all of its products. The inability of its single source suppliers and contract manufacturer to provide the Company with adequate supplies of high-quality components and products could cause a delay in order fulfillment, which could adversely affect the Company’s revenue, cost of revenue and operating results.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company currently invests the majority of its cash in high-grade government and corporate debt and maintains them with a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them. The Company mitigates credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and determines if it needs to establish an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts.
The Company sells its products primarily through channel partners, including distributors and resellers, and directly to end-user customers. For the three months ended April 2, 2016, one end-user customer accounted for 14% of revenue. For the three months ended March 28, 2015, no end-user customer accounted for 10% or more of revenue.
Customers that represented more than 10% of total revenue or accounts receivable are the following:

	Three Months Ended
	April 2, 2016	March 28, 2015
Percent of Revenue:
Customer A (distributor)	35%	38%
Customer B (distributor)	24%	21%
Customer C (end-user)	14%	*
* Represents less than 10% of total revenues

	As of
	April 2, 2016	December 26, 2015
Percent of Accounts Receivable:
Customer A (distributor)	13%	19%
Customer B (distributor)	26%	30%
Customer C (end-user)	32%	11%

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
The Company recorded inventory write-downs within cost of revenue of $0.2 million and $0.5 million in the three months ended April 2, 2016 and March 28, 2015, respectively.
Revenue Recognition
The Company generates product revenue from sales of traffic visibility solutions to customers as well as service revenue from sales of maintenance and support contracts and other billable services. The Company typically sells products and services in a single transaction. The deliverables consist of traffic visibility solutions, maintenance and support, and other billable services. The Company’s typical arrangement consists of the sale of products together with maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms, except to two of the Company’s distributors which have stock rotation rights and in those cases, revenue is deferred until sell-through has occurred. Revenue from distributors is reported net of rebates, discounts and any other sales incentives.
The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured.
When sales arrangements contain multiple elements and software and non-software components that function together to deliver the products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy: vendor-specific objective evidence ("VSOE"), if available, third party evidence ("TPE"), of the selling price if VSOE is not available, or best estimated selling prices ("BESP") if neither VSOE nor TPE is available.
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
Service revenue is recognized ratably over the contractual support period, which is typically one year but can be up to 10 years.
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
Revenue is recorded net of sales taxes. Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. As of April 2, 2016 and December 26, 2015, deferred cost of product revenue was $0.1 million and $1.6 million, respectively.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015 the FASB voted to defer the effective date of this standard by one year. Additionally, in March 2016 the FASB issued additional information that clarifies the implementation guidance on principal versus agent considerations. The effective date of this standard will be the first quarter of fiscal 2018 using one of two retrospective application methods. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.
In August 2014, the FASB issued an accounting standard update related to the disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is a substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The effective date of this standard will be for annual periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s condensed consolidated financial statements.
In July 2015, the FASB issued an accounting standard update related to disclosure of inventory, to provide guidance on management’s responsibility to measure inventory at the lower of cost and net realizable value. The effective date of this standard will be for annual periods ending after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The effective date of this update will be the first quarter of the Company's fiscal year ending after June 30, 2020 using a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standard related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation. This standard includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The effective date of this standard will be for annual periods ending after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.
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
Cash, Cash Equivalents and Short-Term Investments
The Company measures its financial instruments at fair value on a recurring basis. The components of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	April 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$90,935	$90,935	$—	$—
Commercial paper	5,399	—	5,399	—
Total cash equivalents	$96,334	$90,935	$5,399	$—
Cash	19,543
Total cash and cash equivalents	$115,877
Short-term investments:
Corporate debt securities	$6,242	$—	$6,242	$—
Commercial paper	10,484	—	10,484	—
U.S. agency debt securities	27,448	—	27,448	—
U.S. government securities	48,066	—	48,066	—
Total short-term investments	$92,240	$—	$92,240	$—

		Fair Value Measured Using
	December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$83,852	$83,852	$—	$—
Commercial paper	4,497	—	4,497	—
Total cash equivalents	$88,349	$83,852	$4,497	$—
Cash	31,863
Total cash and cash equivalents	$120,212
Short-term investments:
Corporate debt securities	$14,560	$—	$14,560	$—
Commercial paper	8,986	—	8,986	—
U.S. agency debt securities	29,008	—	29,008	—
U.S. government securities	37,447	—	37,447	—
Total short-term investments	$90,001	$—	$90,001	$—
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Observable inputs reflect market data obtained from independent sources. The Company did not have any transfers between Level 1 and Level 2 in the three months ended April 2, 2016.
As of April 2, 2016 and December 26, 2015, the Company had no liabilities measured at fair value.
Financial assets measured at amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$90,935	$—	$—	$90,935
Commercial paper	5,399	—	—	5,399
Cash	19,543	—	—	19,543
Total cash and cash equivalents	$115,877	$—	$—	$115,877
Short-term investments:
Corporate debt securities	$6,242	$1	$(1)	$6,242
Commercial paper	10,484	—	—	10,484
U.S. agency debt securities	27,437	12	(1)	27,448
U.S. government securities	48,040	27	(1)	48,066
Total short-term investments	$92,203	$40	$(3)	$92,240

	As of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$83,852	$—	$—	$83,852
Commercial paper	4,497	—	—	4,497
Cash	31,863	—	—	31,863
Total cash and cash equivalents	$120,212	$—	$—	$120,212
Short-term investments:
Corporate debt securities	$14,570	$—	$(10)	$14,560
Commercial paper	8,986	—	—	8,986
U.S. agency debt securities	29,031	—	(23)	29,008
U.S. government securities	37,461	3	(17)	37,447
Total short-term investments	$90,048	$3	$(50)	$90,001
The Company’s realized gain was immaterial in the three months ended April 2, 2016. There were no securities in a material continuous loss position for 12 months or longer as of April 2, 2016 or December 26, 2015.
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of
	April 2, 2016	December 26, 2015
Due within one year	$188,074	$177,852
Due between one and five years	500	498
Total cash equivalents and short-term investments	$188,574	$178,350
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	April 2, 2016	December 26, 2015
Raw materials	$172	$76
Finished goods	5,597	3,737
Total inventories	$5,769	$3,813
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	April 2, 2016	December 26, 2015
Accrued employee related costs	$12,206	$25,392
Accrued inventory and other purchases	2,346	2,452
Accrued taxes payable	2,000	1,918
Accrued professional services	1,801	1,655
Other accruals	4,934	5,917
Total accrued liabilities	$23,287	$37,334
Accrued Warranty

Accrued warranty is comprised of the following (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
Accrued warranty balance at beginning of period	$807	$875
Accrual for warranty during the period	695	275
Actual costs incurred	(478)	(219)
Accrued warranty balance at end of period	$1,024	$931

	As of
Warranty accrual reported as:	April 2, 2016	December 26, 2015
Current	$644	$490
Non-current	380	317
Total accrued warranty	$1,024	$807
 Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	April 2, 2016	December 26, 2015
Deferred service revenue	$78,030	$73,454
Deferred product revenue	819	8,677
Total deferred revenue	$78,849	$82,131
The change in deferred product revenue for the quarter ended April 2, 2016 as compared to December 26, 2015 is associated with the Company's transition to a centralized global fulfillment model. Prior to this transition deferred product revenue primarily represented the value of stocking inventory that had been at various distributor locations, which is now centralized by the Company.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive (loss) income (in thousands):

Accumulated Other Comprehensive (Loss) Income	Net Unrealized (Losses) Gains
Balance as of December 26, 2015	$(47)
Available-for-sale securities:
Unrealized gains	84
Total other comprehensive income	84
Balance as of April 2, 2016	$37
There was no material tax impact on the unrealized gains or losses and total other comprehensive income.
There were no material reclassifications out of accumulated other comprehensive (loss) income into the condensed consolidated statements of operations in the three months ended April 2, 2016 and March 28, 2015.
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
Rent expense related to the Company’s operating leases was $0.9 million and $0.8 million for the quarters ended April 2, 2016 and March 28, 2015, respectively.
Future minimum lease payments under non-cancelable operating leases as of April 2, 2016 were as follows (in thousands):

Fiscal Year:
2016 (remaining nine months)	$3,039
2017	3,691
2018	1,275
2019	108
Total	$8,113
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacturing of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company may be obligated to purchase component inventory that is non-cancellable. As of April 2, 2016 and December 26, 2015, the Company’s non-cancellable purchase commitments for such component inventory were $17.8 million and $12.0 million, respectively.
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
6. Preferred Stock and Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of April 2, 2016 and December 26, 2015, the Company had no shares of preferred stock issued or outstanding.
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

As of April 2, 2016 and December 26, 2015, the Company had 34,847,593 and 34,323,457 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of April 2, 2016 and December 26, 2015, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its condensed consolidated balance sheet. The treasury stock was purchased in fiscal 2010 pursuant to a purchase and redemption agreement.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the "2012 Plan") were added to the 2013 Equity Plan’s authorized pool in June 2013. A maximum of 2,929,481 shares of common stock were initially authorized for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to an annual increase on the first day of each of the Company’s fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In each of the fiscal years ended December 27, 2014 and December 26, 2015, an additional 1,464,740 shares of common stock were authorized for future issuance under the 2013 Equity Plan and an additional 1,464,740 shares were authorized during the three months ended April 2, 2016. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of April 2, 2016, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,819,194 shares and 999,773 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering (the "IPO") in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance. In addition, the ESPP is subject to an annual increase on the first day of each of the Company's fiscal years, by an amount equal to the least of (i) 439,422 shares, (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In each of the fiscal years ended December 27, 2014 and December 26, 2015, an additional 439,422 shares of common stock were authorized for future issuance under the ESPP and an additional 439,422 shares were authorized during the three months ended April 2, 2016. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ended on August 17, 2015. The Company recorded stock-based compensation expense for its ESPP of $0.8 million for the three months ended April 2, 2016 and $0.7 million for the three months ended March 28, 2015. For the three months ended April 2, 2016 there was one purchase period that resulted in the issuance of 297,526 shares of common stock at a weighted average purchase price of $11.32 per share.
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

The following table summarizes the stock option activity under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 26, 2015	2,170,720	$15.73	7.14	$24,910
Options granted	—	$—
Options exercised	(140,200)	$9.82
Options canceled	(3,791)	$8.37
Balance — April 2, 2016	2,026,729	$16.15	6.92	$30,556
Vested and expected to vest — April 2, 2016	1,946,216	$16.01	6.92	$29,621
Exercisable — April 2, 2016	1,230,355	$14.52	6.90	$20,563
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $31.23 and $26.82 as of April 2, 2016 and December 26, 2015, respectively, for the total number of underlying options. As of April 2, 2016 and December 26, 2015, there were 2,611 shares of performance-based common stock awards outstanding of which 436 and 1,488, respectively were not yet vested and subject to performance-based vesting criteria.
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
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 26, 2015	1,779,339	$22.64	1.53	$47,722
RSUs granted	1,236,837	$23.90
RSUs vested	(147,850)	$20.51
RSUs canceled	(76,088)	$23.69
Balance - April 2, 2016	2,792,238	$23.29	1.66	$87,202
Vested and expected to vest — April 2, 2016	2,339,243	$23.18	1.55	$73,055
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $31.23 and $26.82, as of April 2, 2016 and December 26, 2015, respectively, for the total number of underlying RSUs.
Performance-Based Awards
During the quarter ended April 2, 2016, the Company awarded 193,000 shares of performance based RSUs. The vesting conditions of these awards are tied to the Company's fiscal 2016 revenue and operating income performance. These RSUs can vest from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage will be known as of December 31, 2016, until such time each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock based compensation expense. If the achievement of such performance goals is not probable, no compensation expense is recognized. As of April 2, 2016, the Company has recognized $0.3 million in stock-based compensation expense related to these RSU awards.
Stock-Based Compensation Expense

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended
	April 2, 2016	March 28, 2015
Stock option awards:
Expected term (in years)	—	4.6
Risk-free interest rate	—	1.6%
Expected volatility	—	56.04%
Expected dividend rate	—%	—%
Grant date fair value per award	—	$10.11
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.42% - 0.74%	0.07% - 0.70%
Expected volatility	55.8% - 67.2%	37.6% - 50.3%
Expected dividend rate	—%	—%
Grant date fair value per share	$7.75 - $12.26	$5.48 - $9.18
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
Cost of revenue	$470	$549
Research and development	2,946	2,096
Sales and marketing	2,293	2,448
General and administrative	2,467	2,250
Total stock-based compensation expense	$8,176	$7,343
As of April 2, 2016, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $2.4 million, $35.5 million and $2.1 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.8 million and $0.4 million for the three months ended April 2, 2016 and March 28, 2015, respectively.
8. Income Tax
The Company recorded an income tax provision of $0.6 million and $0.1 million for the three months ended April 2, 2016, and March 28, 2015, respectively. The income tax provision for the three months ended April 2, 2016 represents foreign and U.S. income tax expense. The tax provision recorded does not reflect any change in net U.S. deferred taxes, as the Company cannot conclude that it is more likely than not that it will be able to utilize such deferred tax assets in the foreseeable future.
As of April 2, 2016 the Company assessed that it is more-likely-than-not that it will not realize its federal and state deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its United States tax jurisdiction to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. If the Company continues to maintain profitability, there is a reasonable possibility that, within the fiscal year ending December 31, 2016, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, the Company may release a significant portion, or all, of its valuation allowance against its deferred tax assets within the fiscal year ending December 31, 2016. This release would result in the recognition of certain deferred tax assets and a decrease to GAAP income tax provision for the period such release is recorded.
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
As of April 2, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.
Due to the net loss incurred in the three months ended March 28, 2015, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive. The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended
	April 2, 2016	March 28, 2015
Numerator:
Net income (loss) attributable to common stockholders	$2,971	$(695)
Denominator:
Weighted average shares used for basic net income (loss) per share computation	34,633	32,994
Weighted average effect of dilutive securities:
Stock options	689	—
RSUs	984	—
Performance-based Units	14	—
ESPP purchase rights	226	—
Weighted average shares used for diluted net income (loss) per share computation	36,546	32,994
Net income (loss) per share attributable to common stockholders :
Basic	$0.09	$(0.02)
Diluted	$0.08	$(0.02)
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
Equity awards to purchase common stock	274	4,891

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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
United States	$52,447	$32,633
Rest of Americas	3,016	3,091
Europe, Middle East and Africa	7,083	7,482
Asia Pacific	4,665	3,647
Total	$67,211	$46,853
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	April 2, 2016	December 26, 2015
United States	$9,686	$9,148
Other	289	268
Total	$9,975	$9,416

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.
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

•
our ability to manage the introduction of new products including products jointly developed with third-party joint development and original design manufacturing partners and the effects of such new product introductions on our existing product portfolio;

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
Our revenue increased to $67.2 million in the three months ended April 2, 2016 from $46.9 million in the three months ended March 28, 2015, representing 43% growth from sales of our products and services to existing and new customers. As of April 2, 2016, we had increased our cumulative customer count to over 2,000, as compared to over 1,700 as of March 28, 2015. Our net income was $3.0 million for the three months ended April 2, 2016 compared to a net loss of $0.7 million for the three months ended March 28, 2015. We used cash in our operations of $3.8 million for the three months ended April 2, 2016 and generated cash from our operations of $15.8 million for the three months ended March 28, 2015. We operate as a single reportable segment.
Additionally, fiscal year 2015 was a 52-week fiscal year, with each quarter therein being a 13-week quarter. Fiscal 2016 is a 53-week fiscal year ending on December 31, 2016, with the first quarter being a 14-week quarter which ended on April 2, 2016 and each subsequent quarter being a 13-week quarter.

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
Key Performance Indicators:
Revenue	$67,211	$46,853
Gross margin	81%	76%
Income (loss) from operations	$3,412	$(716)
Deferred service revenue	$78,030	$52,177
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
Gross profit and gross margin
Gross profit has been and will continue to be affected by a variety of factors including shipment volumes, changes in the mix of products and services sold, changes in our product costs including any inventory write-downs, new product introductions and upgrades to existing products, changes in customer mix, changes in pricing and the extent of customer rebates and incentive programs. We expect our gross margin to fluctuate over time depending on a variety of factors, including those described above. Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 493 as of April 2, 2016, compared to 343 as of March 28, 2015. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development employees in fiscal 2016. We expect operating expenses to increase as we continue to grow. However, we generally expect these increases to be at or lower than the rate of our revenue growth.
Research and development. Our research and development efforts are focused on new product development and on developing additional functionality for our existing products. Research and development expenses consist primarily of personnel costs, and to a lesser extent, prototype materials, allocated costs of facilities and information technology and product certification. We expense research and development costs as incurred. We expect our research and development expenses to increase as we continue to develop new products and enhance our existing products. However, we generally expect these increases to be at or lower than the rate of our revenue growth.
Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: (i) the Americas (which includes the United States, Canada and Latin America), (ii) Europe, the Middle East and Africa (EMEA) and (iii) Asia Pacific. We expect our sales and marketing expenses to increase as we expand our sales and marketing efforts internationally and domestically to help drive increased revenue. However, we generally expect these increases to be at or lower than the rate of our revenue growth.
General and administrative. General and administrative expenses consist of personnel costs and allocated costs of facilities and information technology related to our executive, finance, human resources and legal functions, as well as professional services costs. Professional services costs consist primarily of outside legal and accounting services. We have incurred and expect to continue to incur expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations. However, we generally expect these increases to be at or lower than the rate of our revenue growth.
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
Income Tax Provision

We recorded an income tax expense of $0.6 million for the three months ended April 2, 2016, as compared to $0.1 million three months ended March 28, 2015.
As of April 2, 2016, we continue to maintain a valuation allowance against our U.S. deferred tax assets, as we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient income in the United States to realize the deferred tax assets. We will continue to assess the need for the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Total stock-based compensation expense, net of estimated forfeitures, was $8.2 million for the three months ended April 2, 2016, as compared to $7.3 million for the three months ended March 28, 2015. As of April 2, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, was $40.0 million. To the extent actual forfeiture rates differ from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
Consolidated Statement of Operations Data:
Revenue:
Product	$44,662	$32,152
Service	22,549	14,701
Total revenue	67,211	46,853
Cost of revenue:
Product	10,707	9,445
Service	2,082	1,777
Total cost of revenue	12,789	11,222
Gross profit	54,422	35,631
Operating expenses:
Research and development	15,358	11,496
Sales and marketing	27,657	18,832
General and administrative	7,995	6,019
Total operating expenses	51,010	36,347
Income (loss) from operations	3,412	(716)
Interest income	207	119
Other expense, net	(69)	(10)
Income (loss) before income tax provision	3,550	(607)
Income tax provision	(579)	(88)
Net income (loss)	$2,971	$(695)
Income (loss) includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$486	$572
Research and development	3,082	2,247
Sales and marketing	2,367	2,540
General and administrative	2,523	2,296
Total stock-based compensation and related payroll tax expenses	$8,458	$7,655

	Three Months Ended
	April 2, 2016	March 28, 2015
Percentage of Revenue:
Revenue:
Product	66%	69%
Service	34%	31%
Total revenue	100%	100%
Cost of revenue	19%	24%
Gross margin	81%	76%
Operating expenses:
Research and development	23%	24%
Sales and marketing	41%	40%
General and administrative	12%	13%
Total operating expenses	76%	77%
Income (loss) from operations	5%	(1)%
Interest income	—%	—%
Other income (expense), net	—%	—%
Income (loss) before income tax provision	5%	(1)%
Income tax provision	(1)%	—%
Net income (loss)	4%	(1)%
Comparison of the Three Months Ended April 2, 2016 and March 28, 2015
Revenue

	Three Months Ended
	April 2, 2016	March 28, 2015	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$44,662	$32,152	$12,510	39%
Service	22,549	14,701	7,848	53%
Total revenue	$67,211	$46,853	$20,358	43%
Product revenue increased $12.5 million in the three months ended April 2, 2016, as compared to the same prior year period, primarily due to the increase in sales across our product portfolio.
Service revenue increased $7.8 million in three months ended April 2, 2016, as compared to the same prior year period, primarily due to the growth in our installed base of end-user customers under maintenance and support contracts, plus an extra week of service revenue recognized in the 14 week quarter ended April 2, 2016.

Cost of revenue and gross margin

	Three Months Ended
	April 2, 2016	March 28, 2015	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$10,707	$9,445	$1,262	13%
Service	2,082	1,777	305	17%
Total cost of revenue	$12,789	$11,222	$1,567	14%
Gross margin:
Product	76%	71%
Service	91%	88%
Total gross margin	81%	76%
Stock-based compensation and related payroll tax expense included in cost of revenue	$486	$572	$(86)	(15)%
Three Months Ended April 2, 2016 Compared to Three Months Ended March 28, 2015
Total gross margin increased to 81% in the three months ended April 2, 2016 from 76% in three months ended March 28, 2015. This improvement was driven by lower manufacturing and distribution costs, pricing improvements, improved manufacturing efficiencies, and efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Product gross margin increased to 76% in the three months ended April 2, 2016 from 71% in the three months ended March 28, 2015. This improvement was driven by lower manufacturing and distribution costs, pricing improvements, and improved manufacturing efficiencies.
Service gross margin increased to 91% in the three months ended April 2, 2016 from 88% in the three months ended March 28, 2015, primarily due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Operating expenses

	Three Months Ended
	April 2, 2016	March 28, 2015	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$15,358	$11,496	$3,862	34%
Sales and marketing	27,657	18,832	8,825	47%
General and administrative	7,995	6,019	1,976	33%
Total operating expenses	$51,010	$36,347	$14,663	40%
Stock-based compensation and related payroll tax expense included in:
Research and development	$3,082	$2,247	$835	37%
Sales and marketing	2,367	2,540	(173)	(7)%
General and administrative	2,523	2,296	227	10%
Total stock-based compensation and related payroll tax expense	$7,972	$7,083	$889	13%

Three Months Ended April 2, 2016 Compared to Three Months Ended March 28, 2015
As noted above, the three months ended April 2, 2016 was a 14 week quarter while the year ago period was 13 weeks. This difference, along with the explanations below, contribute to the year over year change in operating expenses.
Research and development expenses increased $3.9 million in the three months ended April 2, 2016 as compared to the same prior year period. This increase was primarily driven by $2.6 million of additional employee costs, which were primarily comprised of increased payroll and contractor related expenses of $1.6million and increased stock-based compensation and related payroll tax expenses of $1.0 million. The remaining research and development expense increase was primarily driven by a $0.7 million increase in product development expenses and a $0.6 million increase in facilities-related and IT-related expenses.
Sales and marketing expenses increased $8.8 million in the three months ended April 2, 2016 as compared to the same prior year period. This increase was primarily driven by a $6.1 million increase in employee costs, which were largely comprised of increased payroll and payroll tax expenses of $3.4 million and increased commission expenses of $2.5 million. The remaining sales and marketing expense increase was primarily driven by a $0.8 million increase in our sales and marketing promotional related expenses, an increase of $0.5 million in travel expense, an increase of $0.5 million in expenses related to our annual sales meeting, and an increase of $0.7 million in IT and Facilities related costs due to a larger sales and marketing team.
General and administrative expenses increased $2.0 million in the three months ended April 2, 2016 as compared to the same prior year period. This increase was primarily driven by $1.2 million of additional employee costs, which were primarily comprised of increased employee and employee related expenses of $1.0 million and increased stock-based compensation and related payroll tax expenses of $0.2 million. Accounting and legal professional services drove the remainder of the increase.
Income Tax Provision

	Three Months Ended
	April 2, 2016	March 28, 2015	Change	% Change
	(dollars in thousands)
Income tax provision	$(579)	$(88)	$(491)	558%
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
The income tax provision of $0.6 million for the three months ended April 2, 2016, respectively represents our projected current worldwide income tax expense, compared to $0.1 million for the three months ended March 28, 2015. The increase of $0.5 million was primarily driven by the increase in the provision attributable to our U.S. federal and state taxes. The tax provision recorded does not reflect any such change in net deferred taxes, as we cannot conclude that it is more likely than not that we will be able to utilize our U.S deferred tax assets in the foreseeable future.
The provision for income taxes for the three months ended April 2, 2016, was primarily related to taxable income in the United States with additional taxes assessed by foreign jurisdictions. As of April 2, 2016, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient income in the United States to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction.
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
Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2016	March 28, 2015
GAAP net income (loss) attributable to common stockholders	$2,971	$(695)
Stock-based compensation	8,176	7,343
Stock-based compensation related payroll taxes	282	312
Income tax effect of non-GAAP adjustments**	(3,253)	(2,396)
Non-GAAP net income	$8,176	$4,564
Basic GAAP net income per share attributable to common stockholders	$0.09	$(0.02)
Diluted GAAP net income per share attributable to common stockholders	$0.08	$(0.02)
Basic Non-GAAP net income per share	$0.24	$0.14
Diluted Non-GAAP net income per share	$0.22	$0.13
GAAP and Non-GAAP weighted average number of shares - Basic	34,633	32,994
GAAP weighted average number of shares - Diluted	36,546	32,994
Stock-based compensation impact on weighted average number of shares	578	1,670
Non-GAAP weighted average number of shares - Diluted	37,124	34,664
** Non-GAAP tax provision excludes the tax benefit relating to stock-based compensation expense, the valuation allowance against deferred tax assets, and uses a long-term projected tax rate for the fiscal 2016 annual period applied to interim results.
Liquidity and Capital Resources
As of April 2, 2016 our principal sources of liquidity, which consisted of cash, cash equivalents and investments of $208.1 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of April 2, 2016, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015
Cash (used in) provided by operating activities	$(3,826)	$15,772
Cash (used in) provided by investing activities	$(4,428)	$20,616
Cash provided by financing activities	$3,919	$2,590
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
In the three months ended April 2, 2016, we used $3.8 million in cash for operating activities. This usage was primarily due to the changes in our operating assets and liabilities of $15.8 million, partially offset by non-cash charges of $9.0 million and net income of $3.0 million. The $15.8 million used by the changes in operating assets and liabilities was largely due to a reduction in accounts payable and accrued liabilities of $13.3 million, a decrease of $3.3 million in deferred revenue largely related to decreased deferred product revenues which is associated with the Company's transition to a centralized global fulfillment model, an increase of $2.1 million in inventory and an increase of $0.7 million in prepaid expenses, all of which were partially offset by a decrease of $2.3 million in accounts receivable.
In the three months ended March 28, 2015, our operating activities provided cash of $15.8 million that was primarily comprised of $7.1 million provided by the changes in our operating assets and liabilities. The $7.1 million provided by the changes in operating assets and liabilities were largely provided by a $10.5 million increase in deferred revenue, a $3.3 million decrease in accounts receivable and a $1.2 million decrease in inventory, partially offset by a $1.5 million increase in prepaid expenses and decreased accounts payable and other accrued liabilities of $6.4 million.
Cash flows from investing activities
Net cash used by investing activities of $4.4 million for the three months ended April 2, 2016 was primarily attributable to maturities of short-term investments of $26.8 million which were more than offset by $29.1 million used for purchases of marketable securities and $2.1 million used for capital expenditures for property and equipment to support the growth of our business.
In the three months ended March 28, 2015 net cash provided by investing activities of $20.6 million for the three months ended March 28, 2015 was attributable to maturities of marketable securities of $21.7 million partially offset by $1.0 million used for capital expenditures for property and equipment to support the growth of our business.
Cash flows from financing activities
Net cash provided by financing activities of $3.9 million for the three months ended April 2, 2016 was primarily due to proceeds of $3.4 million from the issuance of common stock pursuant to our ESPP, $1.4 million from stock option exercises and $0.6 million from excess tax benefits from employee stock-based compensation, partially offset by $1.4 million in shares repurchased for tax withholding upon vesting of restricted stock units, or RSUs.
In the three months ended March 28, 2015 net cash provided by financing activities of $2.6 million was primarily due to proceeds of $2.6 million from the issuance of common stock pursuant to our ESPP and $1.2 million from stock option exercises, offset in part by $1.3 million in shares repurchased for tax withholding upon vesting of RSUs.
Contractual Obligations
The following summarizes our contractual obligations as of April 2, 2016:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$3,972	$4,099	$42	$—	$8,113
Purchase commitments (2)	17,800	—	—	—	17,800
Total	$21,772	$4,099	$42	$—	$25,913

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.

(2)	Purchase commitments represent the total non-cancelable purchase commitments our contract manufacturers make on our behalf.
As of April 2, 2016, we had no tax liabilities recorded related to uncertainty in income tax positions.
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
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements (unaudited) of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on the consolidated financial statements, which is incorporated herein by reference.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes.
Foreign currency exchange rate sensitivity

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In three months ended April 2, 2016 and March 28, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and investments of $208.1 million as of April 2, 2016. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the three months ended April 2, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The phrase “disclosure controls and procedures” refers to controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, or the CEO, and our Chief Financial Officer, or the CFO, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 2, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q, or the Evaluation Date. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The introduction of products and services embodying new technologies could render our existing products obsolete or less attractive to end-user customers. Other network traffic visibility technologies exist and could be developed in the future, and our business could be materially negatively affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes, do not effectively adapt our technology to next generation network infrastructure deployments or fail to convince our end-user customers and potential end-user customers of the value of our solution even in light of new technologies, our business, operating results and financial condition could be materially and adversely affected.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $15.4 million or 23% of our revenue in the three months ended April 2, 2016 and $11.5 million, or 25% of revenue in the three months ended March 28, 2015.
Our future plans contemplate significant investments in research and development and related product opportunities. In addition, we plan to increasingly use third-party joint development and original design manufacturing partners for the development of future products in our road map. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts and increase our investment in joint development relationships to maintain our competitive position. We have limited experience in joint development of products and our increasing use of third-party joint development and original design manufacturers reduces our control over the design, as well as the timing and delivery, of products to the market. If we do not manage these joint design relationships successfully, future products may be delayed or the features and quality of the products may not meet our expectations or that of our customers. We have invested and continue to invest in our internal research and development capabilities and other internal research and development efforts as well as third-party design and manufacturing relationships without being certain that they will result in products that the market will accept or that will expand our share of those markets.
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
Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or a limited number of sources for most components included in our products. For example, the processors and connectors that we use in the products manufactured by Broadcom Corp., Freescale Semiconductor, Ltd., Cavium, Inc. and Molex Inc. are currently available only from a limited number of sources, and neither we nor, to our knowledge, these manufacturers have entered into supply agreements with such sources. As there are no other sources for identical components and technologies, if we lost any of these suppliers or were unable to acquire these components or license these technologies, we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

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
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and to manage the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc., or GCI, and Arrow Enterprise Computing Solutions, Inc., or Arrow. GCI accounted for 35% and 38% of our revenue in the three months ended April 2, 2016 and March 28, 2015, respectively. Arrow, which we first engaged as a distributor in February 2013, accounted for 24% and 21% of our revenue in the three months ended April 2, 2016 and March 28, 2015, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing inventory of our products and product components is complex with many critical components requiring long lead times from the component manufacturer. These long lead times place added importance on our ability to effectively forecast customer demand so that we have the right amount of product or product components available. Managing inventory is further complicated as our channel partners may increase orders during periods of product shortages, cancel orders, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. In addition, for those channel partners that have rights of return, inventory held by such channel partners affects our operating results. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory, our operating results could be adversely affected.
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
Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew certain licenses, expand the scope of certain existing licenses or seek new licenses, relating to various aspects of these products and services, or otherwise relating to our business, which may result in increased license fees. There can be no assurance that the necessary licenses will be available on acceptable terms, if at all. In addition, a third-party may assert that we or our end-user customers, are in breach of the terms of a license, which could, among other things, give such third-party the right to terminate a license, seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services, and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business. Any of these events could have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors.
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
As of April 2, 2016, we had 30 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of April 2, 2016, we had 28 pending U.S. patent applications. Internationally, as of April 2, 2016, we had eight issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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

Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART and G-TAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances and the related family of products and services. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.
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
We have reported material weaknesses in our financial reporting in the past. Although prior material weaknesses have been remediated, including certain material weaknesses which our management determined were remediated in connection with their review of our internal control over financial reporting for fiscal 2015, there can be no assurance that control deficiencies or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, or cause us to fail to meet our future reporting obligations. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, which could cause a decline in the market price of our common stock.
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
While we currently maintain limited operations outside of the United States, we intend to expand these operations in the future. For example, in 2015 we opened a research and development facility in India and completed the transition of our primary manufacturing operations, through Jabil, to Mexico. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts we may undertake will not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Many of our business processes depend upon our IT systems, the systems and processes of third parties and on interfaces with the systems of third parties. For example, we rely on Microsoft AX Dynamics for our ERP system and Salesforce.com for our customer relationship management system. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.
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
The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure you that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
Changes in our valuation allowance against deferred tax assets may affect our future financial results
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is primarily upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.
As of April 2, 2016, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which will require us to diligence, disclose, and report whether or not our products contain conflict minerals. As a recently public company, we will file our initial report with respect to conflict minerals on or prior to May 31, 2016 for the 2015 calendar year. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have incurred, and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly as we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 on December 26, 2015. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Additionally, beginning with our Annual Report on Form 10-K for fiscal 2015, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our Initial Public Offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through April 2, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 34,847,593 shares of common stock outstanding as of April 2, 2016, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
In addition, we have filed registration statements to register all shares subject to options or RSUs that are currently outstanding or that are reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

GIGAMON INC.

Date:	May 11, 2016	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2016	/s/ Mike Burns
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