Form 10-Q
period 2016-07-02
Gigamon Inc.
filed 2016-08-08
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of July 31, 2016, there were 35,276,909 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended July 2, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	July 2, 2016	December 26, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,242	$120,212
Short-term investments	92,839	90,001
Accounts receivable, net of allowance for doubtful accounts of $406 and $309, as of July 2, 2016 and December 26, 2015, respectively	44,715	47,947
Inventories	6,325	3,813
Prepaid expenses and other current assets	8,745	7,621
Total current assets	287,866	269,594
Property and equipment, net	10,675	9,416
Deferred tax assets	30,958	135
Other assets, non-current	908	766
TOTAL ASSETS	$330,407	$279,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,101	$3,724
Accrued liabilities	28,057	37,334
Deferred revenue	55,571	62,248
Total current liabilities	86,729	103,306
Deferred revenue, non-current	24,285	19,883
Deferred tax liability	211	279
Other liabilities, non-current	836	1,087
TOTAL LIABILITIES	112,061	124,555
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of July 2, 2016 and December 26, 2015	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 35,261 and 34,323 shares issued and outstanding as of July 2, 2016 and December 26, 2015, respectively	4	3
Treasury stock— 8,110 shares outstanding as of July 2, 2016 and December 26, 2015	(12,469)	(12,469)
Additional paid-in capital	237,347	211,402
Accumulated other comprehensive income (loss)	67	(47)
Accumulated deficit	(6,603)	(43,533)
TOTAL STOCKHOLDERS’ EQUITY	218,346	155,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,407	$279,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenue:
Product	$51,308	$34,814	$95,970	$66,966
Service	23,795	16,632	46,344	31,333
Total revenue	75,103	51,446	142,314	98,299
Cost of revenue:
Product	11,510	9,558	22,217	19,003
Service	2,339	1,763	4,421	3,540
Total cost of revenue	13,849	11,321	26,638	22,543
Gross profit	61,254	40,125	115,676	75,756
Operating expenses:
Research and development	17,250	12,227	32,608	23,723
Sales and marketing	28,843	21,171	56,500	40,003
General and administrative	9,147	6,702	17,142	12,721
Total operating expenses	55,240	40,100	106,250	76,447
Income (loss) from operations	6,014	25	9,426	(691)
Interest income	219	105	426	224
Other income (expense), net	(173)	7	(242)	(3)
Income (loss) before income tax benefit (provision)	6,060	137	9,610	(470)
Income tax benefit (provision)	27,899	(99)	27,320	(187)
Net income (loss)	$33,959	$38	$36,930	$(657)
Net income (loss) per share:
Basic	$0.97	$—	$1.06	$(0.02)
Diluted	$0.91	$—	$1.00	$(0.02)
Weighted average shares used in computing net income (loss) per share:
Basic	35,146	33,429	34,878	33,203
Diluted	37,262	35,666	36,792	33,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income (loss)	$33,959	$38	$36,930	$(657)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale investments, net	30	(5)	114	104
Comprehensive income (loss)	$33,989	$33	$37,044	$(553)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,930	$(657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,702	2,972
Stock-based compensation expense	18,780	15,911
Deferred income taxes	(30,891)	—
Excess tax benefit from employee stock-based compensation	(3,485)	—
Inventory write-down	484	1,012
Write down on fixed assets	215	—
Allowance for doubtful accounts	97	—
Changes in operating assets and liabilities:
Accounts receivable	3,135	(24)
Inventories	(2,832)	310
Prepaid expenses and other assets	(1,740)	(1,802)
Accounts payable	(515)	(83)
Accrued liabilities and other liabilities	(5,663)	(9)
Deferred revenue	(2,275)	13,217
Net cash provided by operating activities	14,942	30,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(63,831)	(7,999)
Proceeds from sales of short-term investments	—	1,455
Proceeds from maturities of short-term investments	61,247	34,333
Purchase of property and equipment	(4,478)	(2,224)
Net cash (used in) provided by investing activities	(7,062)	25,565
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	3,368	2,607
Proceeds from exercise of stock options	4,126	2,768
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,829)	(3,969)
Excess tax benefits from employee stock-based compensation	3,485	—
Net cash provided by financing activities	7,150	1,406
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,030	57,818
CASH AND CASH EQUIVALENTS — Beginning of period	120,212	38,941
CASH AND CASH EQUIVALENTS — End of period	$135,242	$96,759
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$811	$266
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$121	$171
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
Unaudited Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of July 2, 2016, its results of operations and comprehensive income (loss) for the three and six months ended July 2, 2016 and June 27, 2015, respectively, and cash flows for the six months ended July 2, 2016 and June 27, 2015. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and six month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations in the three and six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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
Cash Equivalents and Marketable Securities

All highly liquid marketable securities with original maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other income (expense), net, in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether an impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in accumulated other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
Concentrations
The Company operates in highly competitive and rapidly changing markets that could negatively impact the Company’s operating results. A number of components that meet the Company’s manufacturing requirements are available only from single source suppliers. In addition, the Company relies on one contract manufacturer to manufacture a substantial majority of its products. The inability of its single source suppliers and contract manufacturer to provide the Company with adequate supplies of high-quality components and products could cause a delay in order fulfillment, which could adversely affect the Company’s revenue, cost of revenue and operating results.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company currently invests the majority of its cash in high-grade government and corporate debt and maintains these investments with a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them. The Company mitigates credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and determines if it needs to establish an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts.
The Company sells its products primarily through channel partners, including distributors and resellers, and directly to end-user customers. For the three and six months ended July 2, 2016, one end-user customer accounted for 13% of revenue. For the three and six months ended June 27, 2015, no end-user customer accounted for 10% or more of revenue.
The following customers represented more than 10% of total revenue or accounts receivable:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Percent of Revenue:
Customer A (distributor)	32%	48%	34%	43%
Customer B (distributor)	27%	18%	26%	20%
Customer C (end-user)	13%	*	13%	*
* Represents less than 10% of total revenues

	As of
	July 2, 2016	December 26, 2015
Percent of Accounts Receivable:
Customer A (distributor)	16%	19%
Customer B (distributor)	44%	30%
Customer C (end-user)	10%	11%
Inventories
Inventory is valued at the lower of cost computed on a first-in, first-out basis, or market value. The Company writes down inventory in excess of forecasted demand over a certain period, as a component of cost of revenue. In these cases, inventory is reduced to estimated realizable value based on historical usage and expected demand. At the point of inventory write-down, a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products, and technical obsolescence of products. The Company uses a contract manufacturer to provide the majority of its manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with the contract manufacturer that either allow it to procure inventory based upon criteria as defined by the Company, or establish the parameters defining the Company’s requirements. A portion of the Company’s reported purchase commitments arising from these agreements consists of non-cancelable commitments. The Company records a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory.
The Company recorded inventory write-downs within cost of revenue of $0.3 million and $0.5 million in the three months ended July 2, 2016 and June 27, 2015, respectively, and $0.5 million and $1.0 million in the six months ended July 2, 2016 and June 27, 2015, respectively.
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
Revenue is recorded net of sales taxes.
Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. As of July 2, 2016 and December 26, 2015, deferred cost of product revenue was zero and $1.6 million, respectively.
Shipping and Handling Charges
Shipping and handling costs are recorded in cost of revenue in the period products are shipped to customers.
Warranty
The Company provides five-year warranties against defects in manufacturing on its hardware products. The Company accrues for potential liability claims as a component of cost of product revenue based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The accrued warranty balance is reviewed periodically for adequacy and is included in accrued liabilities and in other non-current liabilities on the condensed consolidated balance sheets.
Stock-Based Compensation
Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to the Company’s limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of Gigamon, combined with the historical volatility of a peer group of publicly traded companies. Stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expenses for performance-based awards are recognized when the issuance of the underlying awards are probable, which is re-measured at each reporting period and the expense is trued up accordingly. Expenses for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors. The Company is currently using two separate forfeiture rates, based on the classification of the employees.
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
Comprehensive Income (Loss), net
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
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The effective date of this update will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
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
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The effective date of this standard will be for annual periods ending after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted starting in annual periods ending after December 15, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.
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
Cash, Cash Equivalents and Short-Term Investments
The Company measures its financial instruments at fair value on a recurring basis. The components of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	July 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$92,944	$92,944	$—	$—
Commercial paper	2,998	—	2,998	—
Total cash equivalents	$95,942	$92,944	$2,998	$—
Cash	39,300
Total cash and cash equivalents	$135,242
Short-term investments:
Corporate debt securities	$3,010	$—	$3,010	$—
Commercial paper	9,976	—	9,976	—
U.S. agency debt securities	35,314	—	35,314	—
U.S. government securities	44,539	—	44,539	—
Total short-term investments	$92,839	$—	$92,839	$—

		Fair Value Measured Using
	December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$83,852	$83,852	$—	$—
Commercial paper	4,497	—	4,497	—
Total cash equivalents	$88,349	$83,852	$4,497	$—
Cash	31,863
Total cash and cash equivalents	$120,212
Short-term investments:
Corporate debt securities	$14,560	$—	$14,560	$—
Commercial paper	8,986	—	8,986	—
U.S. agency debt securities	29,008	—	29,008	—
U.S. government securities	37,447	—	37,447	—
Total short-term investments	$90,001	$—	$90,001	$—
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Observable inputs reflect market data obtained from independent sources. The Company did not have any transfers between Level 1 and Level 2 in the six months ended July 2, 2016.
As of July 2, 2016 and December 26, 2015, the Company had no liabilities measured at fair value.
Financial assets measured at amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of July 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$92,944	$—	$—	$92,944
Commercial paper	2,998	—	—	2,998
Cash	39,300	—	—	39,300
Total cash and cash equivalents	$135,242	$—	$—	$135,242
Short-term investments:
Corporate debt securities	$3,010	$—	$—	$3,010
Commercial paper	9,976	—	—	9,976
U.S. agency debt securities	35,294	20	—	35,314
U.S. government securities	44,492	47	—	44,539
Total short-term investments	$92,772	$67	$—	$92,839

	As of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$83,852	$—	$—	$83,852
Commercial paper	4,497	—	—	4,497
Cash	31,863	—	—	31,863
Total cash and cash equivalents	$120,212	$—	$—	$120,212
Short-term investments:
Corporate debt securities	$14,570	$—	$(10)	$14,560
Commercial paper	8,986	—	—	8,986
U.S. agency debt securities	29,031	—	(23)	29,008
U.S. government securities	37,461	3	(17)	37,447
Total short-term investments	$90,048	$3	$(50)	$90,001
The Company’s realized gain was immaterial in the six months ended July 2, 2016. There were no securities in a material continuous loss position for 12 months or longer as of July 2, 2016 or December 26, 2015.
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of
	July 2, 2016	December 26, 2015
Due within one year	$188,781	$177,852
Due between one and five years	—	498
Total cash equivalents and short-term investments	$188,781	$178,350
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	July 2, 2016	December 26, 2015
Raw materials	$44	$76
Finished goods	6,281	3,737
Total inventories	$6,325	$3,813
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	July 2, 2016	December 26, 2015
Accrued employee related costs	$17,385	$25,392
Accrued inventory and other purchases	2,512	2,452
Accrued taxes payable	2,103	1,918
Accrued professional services	815	1,655
Other accruals	5,242	5,917
Total accrued liabilities	$28,057	$37,334
Accrued Warranty

Warranty activity and accrued warranty is comprised of the following (in thousands):

	Six Months Ended
	July 2, 2016	June 27, 2015
Accrued warranty balance at beginning of period	$807	$875
Accrual for warranty during the period	982	593
Actual costs incurred	(809)	(469)
Accrued warranty balance at end of period	$980	$999

	As of
Warranty accrual reported as:	July 2, 2016	December 26, 2015
Current	$639	$490
Non-current	341	317
Total accrued warranty	$980	$807
 Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	July 2, 2016	December 26, 2015
Deferred service revenue	$79,854	$73,454
Deferred product revenue	3	8,677
Total deferred revenue	$79,857	$82,131
The change in deferred product revenue as of July 2, 2016 as compared to December 26, 2015 is associated with the Company's transition to a centralized global fulfillment model. Prior to this transition deferred product revenue primarily represented the value of stocking inventory that had been at various distributor locations, which is now centralized by the Company.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive (loss) income (in thousands):

Accumulated Other Comprehensive (Loss) Income	Net Unrealized (Losses) Gains
Balance as of December 26, 2015	$(47)
Available-for-sale securities:
Unrealized gains	114
Total other comprehensive income	114
Balance as of July 2, 2016	$67
There was no material tax impact on the unrealized gains or losses and total other comprehensive income.
There were no material reclassifications out of accumulated other comprehensive (loss) income into the condensed consolidated statements of operations in the six months ended July 2, 2016 and June 27, 2015.
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
Rent expense related to the Company’s operating leases was $1.0 million and $0.8 million for the three months ended July 2, 2016 and June 27, 2015, respectively, and $1.9 million and $1.5 million for the six months ended July 2, 2016 and June 27, 2015, respectively
Future minimum lease payments under non-cancelable operating leases as of July 2, 2016 were as follows (in thousands):

Fiscal Year:
2016 (remaining six months)	$2,134
2017	4,013
2018	1,292
2019	108
Total	$7,547
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacturing of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company may be obligated to purchase component inventory that is non-cancellable. As of July 2, 2016 and December 26, 2015, the Company’s non-cancellable purchase commitments for such component inventory were $13.7 million and $12.0 million, respectively.
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
6. Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of July 2, 2016 and December 26, 2015, the Company had no shares of preferred stock issued or outstanding.
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

As of July 2, 2016 and December 26, 2015, the Company had 35,260,909 and 34,323,457 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of July 2, 2016 and December 26, 2015, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its condensed consolidated balance sheet. The treasury stock was purchased in fiscal 2010 pursuant to a purchase and redemption agreement.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the "2012 Plan") were added to the 2013 Equity Plan’s authorized pool in June 2013. A maximum of 2,929,481 shares of common stock were initially authorized for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to an annual increase on the first day of each of the Company’s fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In each of the fiscal years ended December 27, 2014 and December 26, 2015, an additional 1,464,740 shares of common stock were authorized for future issuance under the 2013 Equity Plan and an additional 1,464,740 shares were authorized during the six months ended July 2, 2016. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of July 2, 2016, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,719,025 shares and 806,215 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering (the "IPO") in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance. In addition, the ESPP is subject to an annual increase on the first day of each of the Company's fiscal years, by an amount equal to the least of (i) 439,422 shares, (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In each of the fiscal years ended December 27, 2014 and December 26, 2015, an additional 439,422 shares of common stock were authorized for future issuance under the ESPP and an additional 439,422 shares were authorized during the six months ended July 2, 2016. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ended on August 17, 2015.
In accordance with the terms of the Company's 2013 Employee Stock Purchase Plan (the "ESPP"), an additional 439,422 shares were authorized for future issuance during the six months ended July 2, 2016. The Company recorded stock-based compensation expense for its ESPP of $0.5 million and $1.4 million for the three and six months ended July 2, 2016, respectively, and $0.7 million and $1.4 million for the three and six months ended June 27, 2015, respectively. For the six months ended July 2, 2016 there was one purchase period that resulted in the issuance of 297,526 shares of common stock at a weighted average purchase price of $11.32 per share.
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
The following table summarizes the stock option activity under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 26, 2015	2,170,720	$15.73	7.14	$24,910
Options granted	70,000	$31.16
Options exercised	(389,592)	$10.59
Options canceled	(44,175)	$20.28
Balance — July 2, 2016	1,806,953	$17.33	6.73	$36,236
Vested and expected to vest — July 2, 2016	1,734,754	$17.15	6.74	$35,102
Exercisable — July 2, 2016	1,132,275	$15.38	6.72	$24,913
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $37.38 and $26.82 as of July 2, 2016 and December 26, 2015, respectively, for the total number of underlying options. As of July 2, 2016 and December 26, 2015, there were 436 and 2,611 shares of performance-based common stock awards outstanding, respectively, of which zero and 1,488, respectively, were not yet vested and subject to performance-based vesting criteria.
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
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 26, 2015	1,779,339	$22.64	1.53	$47,722
RSUs granted	1,467,501	$25.08
RSUs vested	(395,103)	$22.67
RSUs canceled	(133,450)	$23.72
Balance - July 2, 2016	2,718,287	$23.90	1.58	$101,610
Vested and expected to vest — July 2, 2016	2,311,862	$23.87	1.48	$86,417
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $37.38 and $26.82, as of July 2, 2016 and December 26, 2015, respectively, for the total number of underlying RSUs.
Performance-Based Awards
During the six months ended July 2, 2016, the Company awarded 193,000 shares of performance-based RSUs. The vesting conditions of these awards are tied to the Company's fiscal 2016 revenue and operating income performance. These RSUs can vest from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage will be known as of December 31, 2016, until such time each quarterly period, the Company estimates the probability of the achievement of these performance goals and recognizes any related stock based compensation expense. If the achievement of such performance goals is not probable, no compensation expense is recognized. For the three and six months ended July 2, 2016, the Company has recorded $1.2 million and $1.6 million, respectively in stock based compensation expense related to these RSU awards.
Stock-Based Compensation Expense
The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Stock option awards:
Expected term (in years)	4.6	0	4.6	4.6
Risk-free interest rate	1.4%	0	1.4%	0.016
Expected volatility	76.1%	0	76.1%	0.5604
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	$18.62	0	$18.62	10.11
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.42% - 0.74%	0.07% - 0.70%	0.42% - 0.74%	0.07% - 0.70%
Expected volatility	55.8% - 67.2%	37.6% - 50.3%	55.8% - 67.2%	37.6% - 50.3%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per share	$7.75 - $12.26	$5.48 - $9.18	$7.75 - $12.26	$5.48 - $9.18
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Cost of revenue	$538	$510	$1,008	$1,059
Research and development	3,457	2,609	6,403	4,705
Sales and marketing	3,448	2,812	5,740	5,260
General and administrative	3,162	2,655	5,629	4,905
Total stock-based compensation expense	$10,605	$8,586	$18,780	$15,929
As of July 2, 2016, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $2.7 million, $30.3 million and $1.4 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.5 million and $0.4 million for the three months ended July 2, 2016 and June 27, 2015, respectively, and $1.3 million and $0.8 million for the six months ended July 2, 2016 and June 27, 2015, respectively.
8. Income Tax
The Company recorded an income tax benefit of $27.9 million and $27.3 million for the three and six months ended July 2, 2016, respectively, and an income tax provision of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively. The income tax benefit for the three and six months ended July 2, 2016 represents the release of $30.5 million of the Company’s existing valuation allowance against its U.S. deferred tax assets and additional foreign income tax expense. The Company considered all available positive and negative evidence in making a determination to release a portion of its existing valuation allowance.  Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, forecasted income by jurisdiction and achievement of three years of cumulative taxable income in the U.S. federal tax jurisdiction as of July 2, 2016. Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S. deferred tax assets. Included in the net deferred tax asset balance is a $3.7 million valuation allowance that relates to research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
As a result of the valuation allowance release, an unreserved deferred tax asset of $31.0 million is reflected on the accompanying condensed consolidated balance sheet as of July 2, 2016. The related $31.0 million effect on the accompanying condensed consolidated statement of operations for the fiscal period ended July 2, 2016 is a non-cash income tax benefit.
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
As of July 2, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.
Due to the net loss incurred in the six months ended June 27, 2015, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive. The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator:
Net income (loss) attributable to common stockholders	$33,959	$38	$36,930	$(657)
Denominator:
Weighted average shares used for basic net income (loss) per share computation	35,146	33,429	34,878	33,203
Weighted average effect of dilutive securities:
Stock options	668	738	639	—
RSUs	1,172	1,079	1,045	—
Performance-based Units	93	—	53	—
ESPP purchase rights	183	420	177	—
Weighted average shares used for diluted net income (loss) per share computation	37,262	35,666	36,792	33,203
Net income (loss) per share attributable to common stockholders:
Basic	$0.97	$—	$1.06	$(0.02)
Diluted	$0.91	$—	$1.00	$(0.02)
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Equity awards to purchase common stock	202	1,058	278	4,771

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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
United States	$60,027	$37,798	$112,474	$70,431
Rest of Americas	1,807	2,957	4,823	6,048
Europe, Middle East and Africa	6,896	6,780	13,979	14,262
Asia Pacific	6,373	3,911	11,038	7,558
Total	$75,103	$51,446	$142,314	$98,299
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	July 2, 2016	December 26, 2015
United States	$9,701	$9,148
Other	974	268
Total	$10,675	$9,416

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

•	our sales cycles and the results of our sales efforts;

•	our relationships with our third-party manufacturers and suppliers;

•	our management of inventory and backlog;

•	the evolution of technology affecting our products, services and markets;

•	our ability to retain and hire necessary employees and to staff our operations appropriately;

•	our liquidity and working capital requirements;

•	our need to obtain additional funding and our ability to obtain future funding on acceptable terms;

•	our remaining valuation allowance on deferred tax assets and the assumptions and estimates underpinning our determination;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements.
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
Our revenue increased to $75.1 million in the three months ended July 2, 2016 from $51.4 million in the three months ended June 27, 2015, representing 46% growth from sales of our products and services to existing and new customers. As of July 2, 2016, we had increased our cumulative customer count to over 2,100, as compared to over 1,700 as of June 27, 2015. Our net income was $34.0 million for the three months ended July 2, 2016 compared to $0.0 million for the three months ended June 27, 2015. We realized a non-cash income tax benefit of $30.5 million due to the release of our valuation allowance against deferred tax assets. We generated cash from our operations of $14.9 million for the six months ended July 2, 2016 compared to $30.8 million for the six months ended June 27, 2015. We operate as a single reportable segment.
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

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Key Performance Indicators:
Revenue	$75,103	$51,446	$142,314	$98,299
Gross margin	82%	78%	81%	77%
Income (loss) from operations	$6,014	$25	$9,426	$(691)
			As of July 2, 2016	As of June 27, 2015
Deferred service revenue			$79,854	$58,350
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
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 554 as of July 2, 2016, compared to 372 as of June 27, 2015. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development employees in fiscal 2016. We expect operating expenses to increase as we continue to grow. However, we generally expect these increases to be at or lower than the rate of our revenue growth.
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
Income Tax Benefit (Provision)

We recorded an income tax benefit of $27.9 million and $27.3 million for the three and six months ended July 2, 2016, respectively, as compared to a tax provision of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively. The income tax benefit recorded in the three and six months ended July 2, 2016 was related to the release of the valuation allowance previously recorded against deferred tax assets (see Note 8 Income Tax included in Part I, Item I).
Stock-based compensation expense and other compensation charges
Total stock-based compensation expense, net of estimated forfeitures, was $10.6 million and $18.8 million for the three and six months ended July 2, 2016, respectively, as compared to $8.6 million and $15.9 million for the three and six months ended June 27, 2015, respectively. As of July 2, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, was $39.8 million. To the extent actual forfeiture rates differ from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Consolidated Statement of Operations Data:
Revenue:
Product	$51,308	$34,814	$95,970	$66,966
Service	23,795	16,632	46,344	31,333
Total revenue	75,103	51,446	142,314	98,299
Cost of revenue:
Product	11,510	9,558	22,217	19,003
Service	2,339	1,763	4,421	3,540
Total cost of revenue	13,849	11,321	26,638	22,543
Gross profit	61,254	40,125	115,676	75,756
Operating expenses:
Research and development	17,250	12,227	32,608	23,723
Sales and marketing	28,843	21,171	56,500	40,003
General and administrative	9,147	6,702	17,142	12,721
Total operating expenses	55,240	40,100	106,250	76,447
Income (loss) from operations	6,014	25	9,426	(691)
Interest income	219	105	426	224
Other income (expense), net	(173)	7	(242)	(3)
Income (loss) before income tax benefit (provision)	6,060	137	9,610	(470)
Income tax benefit (provision)	27,899	(99)	27,320	(187)
Net income (loss)	$33,959	$38	$36,930	$(657)
Income (loss) from operations includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$558	$531	$1,044	$1,103
Research and development	3,587	2,740	6,669	4,987
Sales and marketing	3,520	2,949	5,887	5,489
General and administrative	3,214	2,683	5,737	4,979
Total stock-based compensation and related payroll tax expenses	$10,879	$8,903	$19,337	$16,558

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Percentage of Revenue:
Revenue:
Product	68%	68%	67%	68%
Service	32%	32%	33%	32%
Total revenue	100%	100%	100%	100%
Cost of revenue	18%	22%	19%	23%
Gross margin	82%	78%	81%	77%
Operating expenses:
Research and development	23%	24%	23%	24%
Sales and marketing	39%	41%	39%	41%
General and administrative	12%	13%	12%	14%
Total operating expenses	74%	78%	74%	79%
Income (loss) from operations	8%	—%	7%	(2)%
Interest income	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before income tax benefit (provision)	8%	—%	7%	—%
Income tax benefit (provision)	37%	—%	19%	—%
Net income (loss)	45%	—%	26%	—%
Comparison of the Three and Six Months Ended July 2, 2016 and June 27, 2015
Revenue

	Three Months Ended				Six Months Ended
	July 2, 2016	June 27, 2015	Increase	% Increase	July 2, 2016	June 27, 2015	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Revenue:
Product	$51,308	$34,814	$16,494	47%	$95,970	$66,966	$29,004	43%
Service	23,795	16,632	7,163	43%	46,344	$31,333	15,011	48%
Total revenue	$75,103	$51,446	$23,657	46%	$142,314	$98,299	$44,015	45%
Product revenue increased $16.5 million and $29.0 million in the three and six months ended July 2, 2016, respectively, as compared to the same prior year periods, primarily due to the increase in sales across most of our product portfolio, partially offset by reduced sales of our earlier-generation products.
Service revenue increased $7.2 million and $15.0 million in the three and six months ended July 2, 2016, respectively, as compared to the same prior year periods, primarily due to the growth in our installed base of end-user customers under maintenance and support contracts. Additionally the increase in the six months ended July 2, 2016 was also impacted by an extra week of service revenue recognized in the 14 week quarter ended April 2, 2016.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 2, 2016	June 27, 2015	Increase	% Increase	July 2, 2016	June 27, 2015	Increase/(Decrease)	% Increase/(Decrease)
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$11,510	$9,558	$1,952	20%	$22,217	$19,003	$3,214	17%
Service	2,339	1,763	576	33%	4,421	3,540	881	25%
Total cost of revenue	$13,849	$11,321	$2,528	22%	$26,638	$22,543	$4,095	18%
Gross margin:
Product	78%	73%			77%	72%
Service	90%	89%			90%	89%
Total gross margin	82%	78%			81%	77%
Stock-based compensation and related payroll tax expense included in cost of revenue	558	531	27	5%	1,044	1,103	(59)	(5)%
Three Months Ended July 2, 2016 Compared to Three Months Ended June 27, 2015
Total gross margin increased to 82% in the three months ended July 2, 2016 from 78% in three months ended June 27, 2015. This improvement was driven by lower manufacturing and distribution costs, pricing improvements, improved manufacturing efficiencies, and efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Product gross margin increased to 78% in the three months ended July 2, 2016 from 73% in the three months ended June 27, 2015. This improvement was driven by lower manufacturing and distribution costs, pricing improvements, and improved manufacturing efficiencies.
Service gross margin increased to 90% in the three months ended July 2, 2016 from 89% in the three months ended June 27, 2015, primarily due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Six Months Ended July 2, 2016 Compared to Six Months Ended June 27, 2015
Total gross margin increased to 81% in the six months ended July 2, 2016 from 77% in the six months ended June 27, 2015. This improvement was driven by lower manufacturing and distribution costs, pricing improvements, improved manufacturing efficiencies, and efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Product gross margin increased to 77% in the six months ended July 2, 2016 from 72% in the six months ended June 27, 2015. This improvement was driven by lower manufacturing and distribution costs, pricing improvements, and improved manufacturing efficiencies.
Service gross margin increased to 90% in the six months ended July 2, 2016 from 89% in the six months ended June 27, 2015, primarily due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.

Operating expenses

	Three Months Ended				Six Months Ended
	July 2, 2016	June 27, 2015	Increase	% Increase	July 2, 2016	June 27, 2015	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$17,250	$12,227	$5,023	41%	$32,608	$23,723	$8,885	37%
Sales and marketing	28,843	21,171	7,672	36%	56,500	40,003	16,497	41%
General and administrative	9,147	6,702	2,445	36%	17,142	12,721	4,421	35%
Total operating expenses	$55,240	$40,100	$15,140	38%	$106,250	$76,447	$29,803	39%
Stock-based compensation and related payroll tax expense included in:
Research and development	$3,587	$2,740	$847	31%	$6,669	$4,987	$1,682	34%
Sales and marketing	3,520	2,949	571	19%	5,887	5,489	398	7%
General and administrative	3,214	2,683	531	20%	5,737	4,979	758	15%
Total stock-based compensation and related payroll tax expense	$10,321	$8,372	$1,949	23%	$18,293	$15,455	$2,838	18%

Three Months Ended July 2, 2016 Compared to Three Months Ended June 27, 2015
Research and development expenses increased $5.0 million in the three months ended July 2, 2016 as compared to the same prior year period. This increase was primarily driven by $2.9 million of additional employee costs, which were primarily comprised of increased payroll and contractor related expenses of $1.3 million, increased bonus related costs of $0.8 million, and increased stock-based compensation and related payroll tax expenses of $0.8 million. The remaining research and development expense increase was primarily driven by a $1.0 million increase in product development expenses and a $1.0 million increase in facilities-related and IT-related expenses resulting from a larger research and development team.
Sales and marketing expenses increased $7.7 million in the three months ended July 2, 2016 as compared to the same prior year period. This increase was primarily driven by $5.2 million of additional employee costs, which were primarily comprised of increased payroll, payroll tax and consulting expenses of $2.6 million, increased commission expenses of $1.4 million and increased stock-based compensation and related payroll tax expenses of $0.6 million. The remaining sales and marketing expense increase was primarily driven by a $1.1 million increase in our sales and marketing promotional related expenses, an increase of $0.3 million in travel expense and an increase of $0.9 million in IT and facilities related costs due to a larger sales and marketing team.
General and administrative expenses increased $2.4 million in the three months ended July 2, 2016 as compared to the same prior year period. This increase was primarily driven by $2.0 million of additional employee costs, which were primarily comprised of increased payroll, payroll tax, and consulting related expenses of $0.9 million and increased stock-based compensation and related payroll tax expenses of $0.5 million. Professional services drove the remainder of the increase.
Six Months Ended July 2, 2016 Compared to Six Months Ended June 27, 2015
As noted above, the three months ended April 2, 2016 was a 14 week quarter while the quarter ended March 28, 2015 was 13 weeks. This difference, along with the explanations below, contributed to the year over year change in operating expenses.
Research and development expenses increased $8.9 million in the six months ended July 2, 2016 as compared to the same prior year period. This increase was primarily driven by $5.5 million of additional employee costs, which were primarily comprised of increased payroll, payroll tax and contractor related expenses of $3.1 million and increased stock-based compensation and related payroll tax expenses of $1.7 million. The remaining research and development expense increase was primarily driven by a $1.7 million increase in product development expenses and a $1.6 million increase in facilities-related and IT-related expenses
Sales and marketing expenses increased $16.5 million in the six months ended July 2, 2016 as compared to the same prior year period. This increase was primarily driven by $11.2 million of additional employee costs, which were primarily comprised of increased payroll and payroll tax expenses of $6.0 million and increased commission expenses of $3.8 million. The remaining sales and marketing expense increase was primarily driven by a $1.9 million increase in our sales and marketing promotional related expenses, an increase of $0.8 million in travel expense, an increase of $0.5 million in expenses related to our annual sales meeting, and an increase of $1.7 million in IT and facilities related costs due to a larger sales and marketing team.

General and administrative expenses increased $4.4 million in the six months ended July 2, 2016 as compared to the same prior year period. This increase was primarily driven by $3.9 million of additional employee costs, which were primarily comprised of increased payroll, payroll tax, and contractor related expenses of $2.3 million and increased stock-based compensation and related payroll tax expenses of $0.8 million. Increased professional services fees drove the remainder of the increase.
Income Tax Benefit (Provision)

	Three Months Ended				Six Months Ended
	July 2, 2016	June 27, 2015	Change	% Change	July 2, 2016	June 27, 2015	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit (provision)	$27,899	$(99)	$27,998	(28,281)%	$27,320	$(187)	$27,507	(14,710)%
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
We had an income tax benefit of $27.9 million and $27.3 million for the three and six months ended July 2, 2016, respectively, compared to a tax provision of $0.1 million and $0.2 million for the three and six months ended June 27, 2015, respectively. The income tax benefit recorded in the three and six months ended July 2, 2016 was related to the release our valuation allowance previously recorded against deferred tax assets (see Note 8 Income Tax included in Part I, Item I).
In making a determination to release of our existing valuation allowance, we considered all available evidence, both positive and negative. Such evidence included, but was not limited to, our history of profitability and losses, jurisdictional income recognition trends, pre-tax losses adjusted for certain other items, and forecasted income by jurisdiction. Based on the above evidence, we determined that it is more likely than not that we will utilize our U.S. deferred tax assets.
Non-GAAP Financial Measures
We report all financial information required in accordance with U.S. generally accepted accounting principles, or GAAP, but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense and related payroll taxes, income tax effect of stock-based compensation expense, and a valuation allowance against deferred tax assets. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net income and non-GAAP net income per share, which exclude these expenses, when evaluating our ongoing operations and allocating resources within the organization.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
GAAP net income (loss)	$33,959	$38	$36,930	$(657)
Stock-based compensation	10,605	8,586	18,780	15,929
Stock-based compensation related payroll taxes	274	318	557	629
Income tax effect of non-GAAP adjustments**	(33,330)	(3,075)	(36,583)	(5,471)
Non-GAAP net income	$11,508	$5,867	$19,684	$10,430
Basic GAAP net income per share	$0.97	$—	$1.06	$(0.02)
Diluted GAAP net income per share	$0.91	$—	$1.00	$(0.02)
Basic Non-GAAP net income per share	$0.33	$0.18	$0.56	$0.31
Diluted Non-GAAP net income per share	$0.30	$0.16	$0.52	$0.29
GAAP and Non-GAAP weighted average number of shares - Basic	35,146	33,429	34,878	33,203

GAAP weighted average number of shares - Diluted	37,262	35,666	36,792	33,203
Stock-based compensation impact on weighted average number of shares	793	648	786	2,756
Non-GAAP weighted average number of shares - Diluted	38,055	36,314	37,578	35,959
** Non-GAAP tax provision excludes the tax benefit relating to stock-based compensation expense, the valuation allowance against deferred tax assets, and uses a long-term projected tax rate for the fiscal 2016 annual period applied to interim results.
Liquidity and Capital Resources
As of July 2, 2016 our principal sources of liquidity, which consisted of cash, cash equivalents and short-term investments of $228.1 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of July 2, 2016, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 2, 2016	June 27, 2015
Cash provided by operating activities	$14,942	$30,847
Cash (used in) provided by investing activities	$(7,062)	$25,565
Cash provided by financing activities	$7,150	$1,406
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

In the six months ended July 2, 2016, our operating activities provided cash of $14.9 million. This was primarily due to our net income of $36.9 million offset by the changes in our operating assets and liabilities of $9.9 million and non-cash charges of $12.1 million. The $9.9 million of changes in operating assets and liabilities was largely due to a reduction in accounts payable and accrued liabilities of $6.2 million, a decrease of $2.3 million in deferred revenue largely related to decreased deferred product revenues which is associated with the Company's transition to a centralized global fulfillment model, an increase of $2.8 million in inventory and an increase of $1.7 million in prepaid expenses, all of which were partially offset by a decrease of $3.1 million in accounts receivable.
In the six months ended June 27, 2015, our operating activities provided cash of $30.8 million that was primarily comprised of $19.9 million in non-cash charges and $11.6 million provided by the changes in our operating assets and liabilities. The $11.6 million change in operating assets and liabilities was largely due to a $13.2 million deferred revenue increase, which was partially offset by a $1.8 million increase in prepaid expenses.
Cash flows from investing activities
Net cash used by investing activities of $7.1 million for the six months ended July 2, 2016 was primarily attributable to $63.8 million used for purchases of short-term investments and $4.5 million used for capital expenditures for property and equipment to support the growth of our business, which were partially offset by maturities of short-term investments of $61.2 million.
Net cash provided by investing activities of $25.6 million for the six months ended June 27, 2015 was primarily attributable to sales and maturities of short-term investments of $35.8 million, partially offset by $8.0 million used for purchases of short-term investments and $2.2 million used for capital expenditures for property and equipment to support the growth of our business.
Cash flows from financing activities
Net cash provided by financing activities of $7.2 million for the six months ended July 2, 2016 was primarily due to proceeds of $3.4 million from the issuance of common stock pursuant to our ESPP, $4.1 million from stock option exercises and $3.5 million from excess tax benefits from employee stock-based compensation, partially offset by $3.8 million in shares repurchased for tax withholding upon vesting of restricted stock units, or RSUs.
Net cash provided by financing activities of $1.4 million for the six months ended June 27, 2015 was primarily due to proceeds of $2.6 million from the issuance of common stock pursuant to our ESPP and $2.8 million from stock option exercises, offset in part by $4.0 million in shares repurchased for tax withholding upon vesting of RSUs.
Contractual Obligations
The following summarizes our contractual obligations as of July 2, 2016:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$4,121	$3,254	$2	$—	$7,377
Purchase commitments (2)	13,714	—	—	—	13,714
Total	$17,835	$3,254	$2	$—	$21,091

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment.

(2)	Purchase commitments represent the total non-cancelable purchase commitments our contract manufacturer makes on our behalf.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements in Part I - Item 1 - Financial Statements (unaudited) of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on the consolidated financial statements, which is incorporated herein by reference.
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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments, and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition;

•	Stock-Based Compensation;

•	Inventory Valuation;

•	Warranty Reserves; and

•	Income Taxes and the release of our Valuation Allowance (see Note 8 Income Tax included in Part I, Item I).
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
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In six months ended July 2, 2016 and June 27, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments of $228.1 million as of July 2, 2016. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our short-term investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the six months ended July 2, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 2, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q, or the Evaluation Date. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $32.6 million or 23% of our revenue in the six months ended July 2, 2016 and $23.7 million, or 24% of revenue in the six months ended June 27, 2015.
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
We have experienced difficulty managing lengthening and increasingly unpredictable sales cycles in the past. Our sales efforts involve educating our end-user customers about the use and benefits of our solution, including its technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy has evolved into more of a channel model, utilizing distributors, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales or a material amount of revenue from such sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, have in the past led to, and could continue to result in, long and unpredictable sales cycles.
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
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and to manage the fulfillment of orders and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc., or GCI, and Arrow Enterprise Computing Solutions, Inc., or Arrow. GCI accounted for 34% and 43% of our revenue in the six months ended July 2, 2016 and June 27, 2015, respectively. Arrow, which we first engaged as a distributor in February 2013, accounted for 26% and 20% of our revenue in the six months ended July 2, 2016 and June 27, 2015, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
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
As of July 2, 2016, we had 32 issued patents in the United States, but this number is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of July 2, 2016, we had 26 pending U.S. patent applications. Internationally, as of July 2, 2016, we had eight issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Changes in our valuation allowance against deferred tax assets may affect our future financial results
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.
As of July 2, 2016, we assessed that it is more-likely-than-not that we will realize our federal and state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we released our valuation allowance on our federal and state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which requires us to diligence, disclose, and report whether or not our products contain conflict minerals. As a recently public company, we filed our initial report with respect to conflict minerals on May 26, 2016 for the 2015 calendar year. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have incurred, and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our Initial Public Offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $41.81 through July 2, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 35,260,909 shares of common stock outstanding as of July 2, 2016, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.

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

GIGAMON INC.

Date:	August 8, 2016	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	/s/ Mike Burns
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