Form 10-Q
period 2016-10-01
Gigamon Inc.
filed 2016-11-07
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of October 31, 2016, there were 36,127,054 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended October 1, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 1, 2016	December 26, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,553	$120,212
Short-term investments	89,183	90,001
Accounts receivable, net of allowance for doubtful accounts of $456 and $309, as of October 1, 2016 and December 26, 2015, respectively	60,184	47,947
Inventories	6,953	3,813
Prepaid expenses and other current assets	10,448	7,621
Total current assets	322,321	269,594
Property and equipment, net	11,381	9,416
Deferred tax assets, net	31,608	135
Other assets, non-current	1,034	766
TOTAL ASSETS	$366,344	$279,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,910	$3,724
Accrued liabilities	33,696	37,334
Deferred revenue	59,663	62,248
Total current liabilities	97,269	103,306
Deferred revenue, non-current	23,483	19,883
Deferred tax liability	182	279
Other liabilities, non-current	661	1,087
TOTAL LIABILITIES	121,595	124,555
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of October 1, 2016 and December 26, 2015	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 36,058 and 34,323 shares issued and outstanding as of October 1, 2016 and December 26, 2015, respectively	4	3
Treasury stock— 8,110 shares outstanding as of October 1, 2016 and December 26, 2015	(12,469)	(12,469)
Additional paid-in capital	257,702	211,402
Accumulated other comprehensive income (loss)	36	(47)
Accumulated deficit	(524)	(43,533)
TOTAL STOCKHOLDERS’ EQUITY	244,749	155,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,344	$279,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenue:
Product	$59,835	$38,717	$155,805	$105,683
Service	23,677	17,935	70,021	49,268
Total revenue	83,512	56,652	225,826	154,951
Cost of revenue:
Product	12,197	9,613	34,414	28,616
Service	2,141	1,708	6,562	5,248
Total cost of revenue	14,338	11,321	40,976	33,864
Gross profit	69,174	45,331	184,850	121,087
Operating expenses:
Research and development	18,306	12,677	50,914	36,400
Sales and marketing	31,994	21,388	88,494	61,391
General and administrative	8,887	6,950	26,029	19,671
Total operating expenses	59,187	41,015	165,437	117,462
Income from operations	9,987	4,316	19,413	3,625
Interest income	235	106	661	330
Other expense, net	(144)	(69)	(386)	(72)
Income before income tax (provision) benefit	10,078	4,353	19,688	3,883
Income tax (provision) benefit	(3,999)	(73)	23,321	(260)
Net income	$6,079	$4,280	$43,009	$3,623
Net income per share:
Basic	$0.17	$0.13	$1.22	$0.11
Diluted	$0.16	$0.12	$1.15	$0.10
Weighted average shares used in computing net income per share:
Basic	35,770	33,830	35,171	33,412
Diluted	38,113	35,872	37,341	35,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$6,079	$4,280	$43,009	$3,623
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investments, net	(31)	22	83	126
Comprehensive income	$6,048	$4,302	$43,092	$3,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2016	September 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,009	$3,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,815	5,162
Stock-based compensation expense	28,884	23,780
Deferred income taxes	(31,570)	(2)
Excess tax benefit from employee stock-based compensation	(8,258)	—
Inventory write-down	312	1,374
Write down on fixed assets	219	12
Allowance for doubtful accounts	147	—
Changes in operating assets and liabilities:
Accounts receivable	(12,384)	(13,052)
Inventories	(5,015)	76
Prepaid expenses and other assets	(2,991)	(1,803)
Accounts payable	54	852
Accrued liabilities and other liabilities	4,674	5,516
Deferred revenue	1,015	13,734
Net cash provided by operating activities	22,911	39,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(84,773)	(40,168)
Proceeds from sales of short-term investments	—	2,006
Proceeds from maturities of short-term investments	85,747	58,818
Purchase of property and equipment	(6,001)	(3,985)
Net cash (used in) provided by investing activities	(5,027)	16,671
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	6,785	5,099
Proceeds from exercise of stock options	9,654	3,525
Shares repurchased for tax withholdings on vesting of restricted stock units	(7,240)	(6,964)
Excess tax benefit from employee stock-based compensation	8,258	—
Net cash provided by financing activities	17,457	1,660
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,341	57,603
CASH AND CASH EQUIVALENTS — Beginning of period	120,212	38,941
CASH AND CASH EQUIVALENTS — End of period	$155,553	$96,544
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$2,843	$348
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$707	$395
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
Unaudited Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of October 1, 2016, its results of operations and comprehensive income for the three and nine months ended October 1, 2016 and September 26, 2015, respectively, and cash flows for the nine months ended October 1, 2016 and September 26, 2015. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and nine month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The statements of income in the three and nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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
Cash Equivalents and Marketable Securities
All highly liquid marketable securities with original maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense) net, in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether an impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in accumulated other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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

The following customers represented more than 10% or more of total revenue or accounts receivable:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Percent of Revenue:
Customer A (distributor)	38%	38%	35%	41%
Customer B (distributor)	24%	18%	25%	19%
Customer C (end-user)	*	16%	12%	*
* Represented less than 10% of total revenues

	As of
	October 1, 2016	December 26, 2015
Percent of Accounts Receivable:
Customer A (distributor)	38%	19%
Customer B (distributor)	26%	30%
Customer C (end-user)	14%	11%

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
The Company recorded inventory write-downs within cost of revenue of $40,000 and $0.5 million in the three months ended October 1, 2016 and September 26, 2015, respectively, and $0.3 million and $1.4 million in the nine months ended October 1, 2016 and September 26, 2015, respectively.
Revenue Recognition
The Company generates product revenue from sales of traffic visibility solutions to customers as well as service revenue from sales of maintenance and support contracts and other billable services. The Company typically sells products and services in a single transaction. The Company’s typical arrangement consists of the sale of products together with maintenance and support or a renewal of maintenance and support contracts. Billable services are billed in advance or when service is provided and performed as requested by customers. Under maintenance and support contracts, services are provided as needed by customers over the fixed arrangement term. The Company does not grant its customers a general right of return or any refund terms. Revenue from distributors is reported net of rebates, discounts and any other sales incentives.
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
Revenue is recorded net of sales taxes.
Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. As of October 1, 2016 and December 26, 2015, deferred cost of product revenue was $0.1 million and $1.6 million, respectively.
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
Stock-Based Compensation
Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to the Company’s limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of the Company, combined with the historical volatility of a peer group of publicly traded companies. Stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expenses for performance-based awards are recognized when the issuance of the underlying awards are probable, which is re-measured at each reporting period and the expense is trued up accordingly. Expenses for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors. The Company currently utilizes two separate forfeiture rates, based on the classification of the employees.
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
Comprehensive Income, net
Comprehensive income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive income is comprised of all components of net income and the changes in the components of accumulated other comprehensive income within stockholders’ equity. The Company’s accumulated other comprehensive income includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015 the FASB voted to defer the effective date of this standard by one year. Additionally, in March 2016 the FASB issued additional information that clarifies the implementation guidance on principal versus agent considerations. The effective date of this standard will be the first quarter of fiscal 2018 using one of two retrospective application methods. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements and has not selected the transition method.
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
In March 2016, the FASB issued an accounting standard related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation. This standard includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The effective date of this standard will be for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.
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
In August 2016, the FASB issued new guidance related to Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues to reduce diversity in practice. The clarification includes guidance on items such as debt prepayment or debt extinguishment cost, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The effective date of this standard is for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.
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
Cash, Cash Equivalents and Short-Term Investments
The Company measures its financial instruments at fair value on a recurring basis. The components of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	October 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$119,315	$119,315	$—	$—
Commercial paper	2,499	—	2,499	—
Total cash equivalents	$121,814	$119,315	$2,499	$—
Cash	33,739
Total cash and cash equivalents	$155,553
Short-term investments:
Corporate debt securities	$6,506	$—	$6,506	$—
Commercial paper	14,943	—	14,943	—
U.S. agency debt securities	25,714	—	25,714	—
U.S. government securities	42,020	—	42,020	—
Total short-term investments	$89,183	$—	$89,183	$—

		Fair Value Measured Using
	December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$83,852	$83,852	$—	$—
Commercial paper	4,497	—	4,497	—
Total cash equivalents	$88,349	$83,852	$4,497	$—
Cash	31,863
Total cash and cash equivalents	$120,212
Short-term investments:
Corporate debt securities	$14,560	$—	$14,560	$—
Commercial paper	8,986	—	8,986	—
U.S. agency debt securities	29,008	—	29,008	—
U.S. government securities	37,447	—	37,447	—
Total short-term investments	$90,001	$—	$90,001	$—
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Observable inputs reflect market data obtained from independent sources. The Company did not have any transfers between Level 1 and Level 2 in the nine months ended October 1, 2016.
As of October 1, 2016 and December 26, 2015, the Company had no liabilities measured at fair value.
Financial assets measured at amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of October 1, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$119,315	$—	$—	$119,315
Commercial paper	2,499	—	—	2,499
Cash	33,739	—	—	33,739
Total cash and cash equivalents	$155,553	$—	$—	$155,553
Short-term investments:
Corporate debt securities	$6,507	$1	$(2)	$6,506
Commercial paper	14,943	—	—	14,943
U.S. agency debt securities	25,701	13	—	25,714
U.S. government securities	41,996	25	(1)	42,020
Total short-term investments	$89,147	$39	$(3)	$89,183

	As of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$83,852	$—	$—	$83,852
Commercial paper	4,497	—	—	4,497
Cash	31,863	—	—	31,863
Total cash and cash equivalents	$120,212	$—	$—	$120,212
Short-term investments:
Corporate debt securities	$14,570	$—	$(10)	$14,560
Commercial paper	8,986	—	—	8,986
U.S. agency debt securities	29,031	—	(23)	29,008
U.S. government securities	37,461	3	(17)	37,447
Total short-term investments	$90,048	$3	$(50)	$90,001
The Company’s realized gain was immaterial in the nine months ended October 1, 2016. There were no securities in a material continuous loss position for 12 months or longer as of October 1, 2016 or December 26, 2015.
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of
	October 1, 2016	December 26, 2015
Due within one year	$210,997	$177,852
Due between one and five years	—	498
Total cash equivalents and short-term investments	$210,997	$178,350
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	October 1, 2016	December 26, 2015
Raw materials	$127	$76
Finished goods	6,826	3,737
Total inventories	$6,953	$3,813
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	October 1, 2016	December 26, 2015
Accrued employee related costs	$21,322	$25,392
Accrued inventory and other purchases	2,500	2,452
Accrued taxes payable	2,929	1,918
Accrued professional services	748	1,655
Other accruals	6,197	5,917
Total accrued liabilities	$33,696	$37,334

Accrued Warranty
Warranty activity and accrued warranty is comprised of the following (in thousands):

	Nine Months Ended
	October 1, 2016	September 26, 2015
Accrued warranty balance at beginning of period	$807	$875
Accrual for warranty during the period	1,269	886
Actual costs incurred	(1,116)	(741)
Accrued warranty balance at end of period	$960	$1,020

	As of
Warranty accrual reported as:	October 1, 2016	December 26, 2015
Current	$643	$490
Non-current	317	317
Total accrued warranty	$960	$807
 Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	October 1, 2016	December 26, 2015
Deferred service revenue	$80,925	$73,454
Deferred product revenue	2,221	8,677
Total deferred revenue	$83,146	$82,131
The change in deferred product revenue as of October 1, 2016 as compared to December 26, 2015 is associated with the Company's transition to a centralized global fulfillment model. Prior to this transition deferred product revenue primarily represented the value of stocking inventory that had been at various distributor locations, which is now centralized by the Company.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive (loss) income (in thousands):

Accumulated Other Comprehensive (Loss) Income	Net Unrealized (Losses) Gains
Balance as of December 26, 2015	$(47)
Available-for-sale securities:
Unrealized gains	83
Total other comprehensive income	83
Balance as of October 1, 2016	$36
There was no material tax impact on the unrealized gains or losses and total other comprehensive income.
There were no material reclassifications out of accumulated other comprehensive (loss) income into the condensed consolidated statements of income in the nine months ended October 1, 2016 and September 26, 2015.
5. Commitments and Contingencies
Lease Commitments
The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various times through fiscal 2021. The Company has also entered into lease agreements for additional office space in Australia, Hong Kong, Japan, India, Mexico, Russia, Singapore, and the United Arab Emirates. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was $1.0 million and $0.8 million for the three months ended October 1, 2016 and September 26, 2015, respectively, and $2.9 million and $2.4 million for the nine months ended October 1, 2016 and September 26, 2015, respectively.
Future minimum lease payments under non-cancelable operating leases as of October 1, 2016 were as follows (in thousands):

Fiscal Year:
2016 (remaining three months)	$1,109
2017	4,258
2018	1,485
2019	299
2020	191
2021	135
Total	$7,477
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacturing of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company may be obligated to purchase component inventory that is non-cancellable. As of October 1, 2016 and December 26, 2015, the Company’s non-cancellable purchase commitments for such component inventory were $12.2 million and $12.0 million, respectively.
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
6. Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of October 1, 2016 and December 26, 2015, the Company had no shares of preferred stock issued or outstanding.
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
As of October 1, 2016 and December 26, 2015, the Company had 36,058,037 and 34,323,457 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of October 1, 2016 and December 26, 2015, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its condensed consolidated balance sheet. The treasury stock was purchased in fiscal 2010 pursuant to a purchase and redemption agreement.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the "2012 Plan") were added to the 2013 Equity Plan’s authorized pool in June 2013. A maximum of 2,929,481 shares of common stock were initially authorized for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to an annual increase on the first day of each of the Company’s fiscal years, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In each of the fiscal years ended December 27, 2014 and December 26, 2015, an additional 1,464,740 shares of common stock were authorized for future issuance under the 2013 Equity Plan and an additional 1,464,740 shares were authorized during the nine months ended October 1, 2016. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of October 1, 2016, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,480,841 shares and 485,469 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering (the "IPO") in June 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance. In addition, the ESPP is subject to an annual increase on the first day of each of the Company's fiscal years, by an amount equal to the least of (i) 439,422 shares, (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. In each of the fiscal years ended December 27, 2014 and December 26, 2015, an additional 439,422 shares of common stock were authorized for future issuance under the ESPP and an additional 439,422 shares were authorized during the nine months ended October 1, 2016. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ended on August 17, 2015.
In accordance with the terms of the Company's 2013 Employee Stock Purchase Plan (the "ESPP"), an additional 439,422 shares were authorized for future issuance during the nine months ended October 1, 2016. The Company recorded stock-based compensation expense for its ESPP of $1.4 million and $2.7 million for the three and nine months ended October 1, 2016, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 26, 2015, respectively. For the nine months ended October 1, 2016 there were two purchase periods that resulted in the issuance of 586,132 shares of common stock at a weighted average purchase price of $11.75 per share.
Stock Options

Stock options granted under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Option Plans”), are generally subject to a four-year vesting period whereby stock options become 25% vested on the first anniversary of the grant date and then ratably monthly thereafter through the end of the vesting period. Vested stock options may be exercised up to ten years from the grant date, with certain options granted in fiscal 2015 and fiscal 2016 expiring seven years from the date of grant. Under the 2012 Plan, vested but unexercised stock options expire 30 days after termination of service with the Company. Under the 2013 Equity Plan, vested but unexercised stock options expire three months after termination of service with the Company.
The following table summarizes the stock option activity under the Company’s Option Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 26, 2015	2,170,720	$15.73	7.14	$24,910
Options granted	70,000	$31.16
Options exercised	(778,675)	$12.40
Options canceled	(44,522)	$20.27
Balance — October 1, 2016	1,417,523	$18.18	6.60	$51,906
Vested and expected to vest — October 1, 2016	1,360,227	$18.02	6.62	$50,024
Exercisable — October 1, 2016	836,612	$16.18	6.68	$32,313
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $54.80 and $26.82 as of October 1, 2016 and December 26, 2015, respectively, for the total number of underlying options. As of October 1, 2016 and December 26, 2015 there were zero and 2,611 shares underlying performance-based common stock awards outstanding, respectively, of which zero and 1,488, respectively, were not yet vested and subject to performance-based vesting criteria.
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
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 26, 2015	1,779,339	$22.64	1.53	$47,722
RSUs granted	1,569,219	$26.45
RSUs vested	(587,400)	$22.88
RSUs canceled	(212,371)	$23.92
Balance - October 1, 2016	2,548,787	$24.82	1.48	$139,674
Vested and expected to vest — October 1, 2016	2,185,562	$24.70	1.38	$119,769
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $54.80 and $26.82, as of October 1, 2016 and December 26, 2015, respectively, for the total number of underlying RSUs.
Performance-Based Awards

During the nine months ended October 1, 2016, the Company awarded 193,000 shares of performance-based RSUs. The vesting conditions of these awards are tied to the Company's fiscal 2016 revenue and operating income performance. These RSUs can vest from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage will be known as of December 31, 2016; until then the Company estimates the probability of the achievement of these performance goals each quarterly period and recognizes any related stock-based compensation expense. If the achievement of such performance goals is not probable, no compensation expense is recognized. For the three and nine months ended October 1, 2016, the Company has recorded $1.3 million and $2.9 million on a graded-vesting basis, respectively, in stock-based compensation expense related to these RSU awards.
Stock-Based Compensation Expense
The fair value of stock options and ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Stock option awards:
Expected term (in years)	0	0	4.6	4.6
Risk-free interest rate	—%	—%	1.4%	1.6%
Expected volatility	—%	—%	76.1%	56.04%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	$—	$—	$18.62	$10.11
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.46% - 0.72%	0.24% - 0.72%	0.42% - 0.74%	0.07% - 0.72%
Expected volatility	43.9% - 54.6%	42.5% - 59.9%	43.9% - 67.2%	37.6% - 59.9%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per share	$12.84 - $20.77	$7.25 - $12.64	$7.75 - $20.77	$5.48 - $12.64
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Cost of revenue	$519	$471	$1,527	$1,530
Research and development	3,397	2,451	9,800	7,156
Sales and marketing	3,062	2,498	8,802	7,757
General and administrative	3,126	2,431	8,755	7,337
Total stock-based compensation expense	$10,104	$7,851	$28,884	$23,780
As of October 1, 2016, unrecognized compensation expense related to stock options, RSUs, PSUs, and ESPP purchase rights, net of estimated forfeitures, was $2.1 million, $26.7 million, $4.8 million, and $5.3 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.6 million and $0.3 million for the three months ended October 1, 2016 and September 26, 2015, respectively, and $1.7 million and $1.0 million for the nine months ended October 1, 2016 and September 26, 2015, respectively.
8. Income Tax

The Company recorded an income tax provision of $4.0 million for the three months ended October 1, 2016 and an income tax benefit of $23.3 million for the nine months ended October 1, 2016, and an income tax provision of $0.1 million and $0.3 million for the three and nine months ended September 26, 2015, respectively. The income tax benefit for the nine months ended October 1, 2016 represents the release of $30.5 million of the Company’s existing valuation allowance against its U.S. deferred tax assets and additional foreign income tax expense. The Company considered all available positive and negative evidence in making a determination to release a portion of its existing valuation allowance.  Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, forecasted income by jurisdiction and achievement of three years of cumulative taxable income in the U.S. federal tax jurisdiction as of July 2, 2016. Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S. deferred tax assets. Included in the net deferred tax asset balance is a $3.7 million valuation allowance that relates to research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
As a result of the valuation allowance release, an unreserved deferred tax asset of $31.6 million is reflected on the accompanying condensed consolidated balance sheet as of October 1, 2016. The related $31.6 million effect on the accompanying condensed consolidated statement of income for the nine months ended October 1, 2016 is a non-cash income tax benefit.
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
As of October 1, 2016, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Income per Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.
The following table presents the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Numerator:
Net income	$6,079	$4,280	$43,009	$3,623
Denominator:
Weighted average shares used for basic net income per share computation	35,770	33,830	35,171	33,412
Weighted average effect of dilutive securities:
Stock options	666	664	696	685
RSUs	1,313	1,018	1,169	991
Performance-based Units	175	—	102	—
ESPP purchase rights	189	360	203	409
Weighted average shares used for diluted net income per share computation	38,113	35,872	37,341	35,497
Net income per share attributable to common stockholders:
Basic	$0.17	$0.13	$1.22	$0.11
Diluted	$0.16	$0.12	$1.15	$0.10
The weighted average number of shares outstanding used in the computation of diluted net income per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Equity awards to purchase common stock	20	721	74	642
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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
United States	$67,205	$44,764	$179,678	$115,195
Rest of Americas	2,562	2,167	7,385	8,215
Europe, Middle East and Africa	7,370	7,209	21,349	21,471
Asia Pacific	6,375	2,512	17,414	10,070
Total	$83,512	$56,652	$225,826	$154,951

The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	October 1, 2016	December 26, 2015
United States	$9,868	$9,148
Other	1,513	268
Total	$11,381	$9,416

10. Subsequent Events
On October 27, 2016, Michael J. Burns, resigned as the chief financial officer of the Company, effective immediately. Following his resignation from the position of chief financial officer, Mr. Burns will remain with the Company through February 28, 2017 to assist in the Company’s transition to the new chief financial officer.
On October 27, 2016, the Company announced the appointment of Rex S. Jackson as chief financial officer of the Company. Mr. Jackson will also serve as the Company’s principal financial officer and principal accounting officer.
On October 25, 2016, Gigamon retired 8,109,848 shares of treasury stock. The retired stock had a carrying value of approximately $12.5 million. The Company’s accounting policy upon the formal retirement of treasury stock is as a deduction to Additional Paid-in Capital.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Overview
We have developed an innovative solution that delivers pervasive and dynamic intelligent visibility and control of traffic across networks. Our Visibility Fabric consists of a distributed system of nodes that enable an advanced level of visibility, modification and control of network traffic. Our Visibility Fabric solution is comprised of data center and central office physical appliances, virtual nodes in virtualized or private cloud environments, and small form-factor remote site appliances that in combination enable pervasive visibility of network infrastructures. We believe Visibility Fabric enables organizations to significantly improve their cyber-security posture by leveraging the power of network visibility to establish visibility within the perimeter of their IT infrastructure; mobile service providers to gain subscriber-aware visibility into their IT infrastructure enabling them to reduce operational costs, increase revenue generating opportunities and provide improved services for the subscribers; and IT departments to significantly increase the effectiveness, efficiency and performance of their network management, analysis and compliance tools.
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
We generate service revenue primarily from the sale of maintenance and support services for our products. Starting in the quarter ending September 26, 2015, we began to sell first-year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support services was generally bundled or purchased with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.
Our revenue increased to $83.5 million in the three months ended October 1, 2016 from $56.7 million in the three months ended September 26, 2015, representing 47% growth from sales of our products and services to existing and new customers. As of October 1, 2016, we had increased our cumulative customer count to over 2,200, as compared to over 1,800 as of September 26, 2015. Our net income was $6.1 million for the three months ended October 1, 2016 compared to $4.3 million for the three months ended September 26, 2015. We generated cash from our operations of $22.9 million for the nine months ended October 1, 2016 compared to $39.3 million for the nine months ended September 26, 2015. We operate as a single reportable segment.

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
Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Key Performance Indicators:
Revenue	$83,512	$56,652	$225,826	$154,951
Gross margin	83%	80%	82%	78%
Income from operations	$9,987	$4,316	$19,413	$3,625
			As of October 1, 2016	As of September 26, 2015
Deferred service revenue			$80,925	$61,410
Revenue. We monitor our revenue to assess the acceptance of our products and services by our end-user customers and growth in the markets we serve.
Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our customers.
Income from operations. We monitor our income from operations to assess how effectively we are conducting our operations as well as controlling our operating expenses, which are primarily driven by headcount.
Deferred service revenue. Our deferred service revenue consists of the unamortized portion of service revenue from maintenance and support contracts. We monitor our deferred service revenue balance because it represents a significant portion of the revenue that we will recognize in future periods. We assess the annual change in our deferred service revenue balance which, taken together with revenue, is an indication of sales activity year over year.
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
Service revenue. We generate service revenue from sales of maintenance and support contracts, which may be bundled with sales of products, and from sales and subsequent renewals of maintenance and support contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize service revenue ratably over the duration of the contract, which is typically one year and can be for multiple years depending on the customer contract. As a result, the impact on service revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas service revenue is recognized ratably over the contract term. We expect our service revenue to increase as we expand our installed base by selling more products and support contracts, and adding more end-user customers.
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
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 588 as of October 1, 2016, compared to 426 as of September 26, 2015. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development efforts in fiscal 2016. We expect operating expenses to increase as we continue to grow. However, we generally expect these increases to be at or lower than the rate of our revenue growth.
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
Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as travel expenses, trade shows, marketing and promotional activities, and allocated costs of facilities and information technology. We sell our products through our global sales organization, which is divided into three geographic regions: (i) the Americas (which includes the United States, Canada and Latin America), (ii) Europe, the Middle East and Africa (EMEA) and (iii) Asia Pacific. We expect our sales and marketing expenses to increase as we expand our sales and marketing efforts internationally and domestically to help drive increased revenue. However, we generally expect these increases to be lower than the rate of our revenue growth.
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
Interest income and other income (expense), net

Interest income consists primarily of income earned on our invested cash, cash equivalents and short-term investments. Historically, interest income has not been material, and is not expected to be material despite our increasedevel of invested cash.
Other income (expense), net consists primarily of foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.
Income Tax (Provision) Benefit
We recorded an income tax provision of $4.0 million for three months ended October 1, 2016 and an income tax benefit of $23.3 million for the nine months ended October 1, 2016, as compared to an income tax provision of $0.1 million and $0.3 million for the three and nine months ended September 26, 2015, respectively. The income tax benefit recorded in the nine months ended October 1, 2016 was related to the release of the valuation allowance previously recorded against deferred tax assets (see Note 8 Income Tax included in Part I, Item I).
Stock-based compensation expense and other compensation charges
Total stock-based compensation expense, net of estimated forfeitures, was $10.1 million and $28.9 million for the three and nine months ended October 1, 2016, respectively, as compared to $7.9 million and $23.8 million for the three and nine months ended September 26, 2015, respectively. As of October 1, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, was $38.9 million. To the extent actual forfeiture rates differ from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Consolidated Statement of Income Data:
Revenue:
Product	$59,835	$38,717	$155,805	$105,683
Service	23,677	17,935	70,021	49,268
Total revenue	83,512	56,652	225,826	154,951
Cost of revenue:
Product	12,197	9,613	34,414	28,616
Service	2,141	1,708	6,562	5,248
Total cost of revenue	14,338	11,321	40,976	33,864
Gross profit	69,174	45,331	184,850	121,087
Operating expenses:
Research and development	18,306	12,677	50,914	36,400
Sales and marketing	31,994	21,388	88,494	61,391
General and administrative	8,887	6,950	26,029	19,671
Total operating expenses	59,187	41,015	165,437	117,462
Income from operations	9,987	4,316	19,413	3,625
Interest income	235	106	661	330
Other expense, net	(144)	(69)	(386)	(72)
Income before income tax (provision) benefit	10,078	4,353	19,688	3,883
Income tax (provision) benefit	(3,999)	(73)	23,321	(260)
Net income	$6,079	$4,280	$43,009	$3,623
Income from operations includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$546	$487	$1,591	$1,590
Research and development	3,506	2,532	10,175	7,519
Sales and marketing	3,204	2,534	9,091	8,023
General and administrative	3,261	2,460	8,998	7,439
Total stock-based compensation and related payroll tax expenses	$10,517	$8,013	$29,855	$24,571

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Percentage of Revenue:
Revenue:
Product	72%	68%	69%	68%
Service	28%	32%	31%	32%
Total revenue	100%	100%	100%	100%
Cost of revenue	17%	20%	18%	22%
Gross margin	83%	80%	82%	78%
Operating expenses:
Research and development	22%	22%	23%	23%
Sales and marketing	38%	38%	38%	40%
General and administrative	11%	12%	12%	13%
Total operating expenses	71%	72%	73%	76%
Income from operations	12%	8%	9%	2%
Interest income	—%	—%	—%	—%
Other expense, net	—%	—%	—%	—%
Income before income tax (provision) benefit	12%	8%	9%	2%
Income tax (provision) benefit	(5)%	—%	10%	—%
Net income	7%	8%	19%	2%
Comparison of the Three and Nine Months Ended October 1, 2016 and September 26, 2015
Revenue

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Increase	% Increase	October 1, 2016	September 26, 2015	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Revenue:
Product	$59,835	$38,717	$21,118	55%	$155,805	$105,683	$50,122	47%
Service	23,677	17,935	5,742	32%	70,021	$49,268	20,753	42%
Total revenue	$83,512	$56,652	$26,860	47%	$225,826	$154,951	$70,875	46%
Product revenue increased $21.1 million and $50.1 million in the three and nine months ended October 1, 2016, respectively, as compared to the same prior year periods, primarily due to the increase in sales across most of our product portfolio, partially offset by reduced sales of our earlier-generation products.
Service revenue increased $5.7 million and $20.8 million in the three and nine months ended October 1, 2016, respectively, as compared to the same prior year periods, primarily due to the growth in our installed base of end-user customers driven in part by the transition to first year support under maintenance and support contracts. Additionally the increase in the nine months ended October 1, 2016 was also impacted by an extra week of service revenue recognized in the 14-week quarter ended April 2, 2016.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Increase	% Increase	October 1, 2016	September 26, 2015	Increase/(Decrease)	% Increase/(Decrease)
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$12,197	$9,613	$2,584	27%	$34,414	$28,616	$5,798	20%
Service	2,141	1,708	433	25%	6,562	5,248	1,314	25%
Total cost of revenue	$14,338	$11,321	$3,017	27%	$40,976	$33,864	$7,112	21%
Gross margin:
Product	80%	75%			78%	73%
Service	91%	90%			91%	89%
Total gross margin	83%	80%			82%	78%
Stock-based compensation and related payroll tax expense included in cost of revenue	547	487	60	12%	1,591	1,590	1	—%
Three Months Ended October 1, 2016 Compared to Three Months Ended September 26, 2015
Total gross margin increased to 83% in the three months ended October 1, 2016 from 80% in the three months ended September 26, 2015. This improvement was driven by lower manufacturing and distribution costs, improved manufacturing efficiencies, pricing improvements, and efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts. Additionally, the total gross margin for the three months ended October 1, 2016 contained a one-time inventory adjustment that increased gross margin by 0.6%.
Product gross margin increased to 80% in the three months ended October 1, 2016 from 75% in the three months ended September 26, 2015. This improvement was driven by lower manufacturing and distribution costs, improved manufacturing efficiencies, and pricing improvements. Additionally, the product gross margin for the three months ended October 1, 2016 contained a one-time inventory adjustment that increased product gross margin by 0.9%.
Service gross margin increased to 91% in the three months ended October 1, 2016 from 90% in the three months ended September 26, 2015, primarily due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Nine Months Ended October 1, 2016 Compared to Nine Months Ended September 26, 2015
Total gross margin increased to 82% in the nine months ended October 1, 2016 from 78% in the nine months ended September 26, 2015. This improvement was driven by lower manufacturing and distribution costs, improved manufacturing efficiencies, pricing improvements, and efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Product gross margin increased to 78% in the nine months ended October 1, 2016 from 73% in the nine months ended September 26, 2015. This improvement was driven by lower manufacturing and distribution costs, improved manufacturing efficiencies, and pricing improvements.
Service gross margin increased to 91% in the nine months ended October 1, 2016 from 89% in the nine months ended September 26, 2015, primarily due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.

Operating expenses

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Increase	% Increase	October 1, 2016	September 26, 2015	Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$18,306	$12,677	$5,629	44%	$50,914	$36,400	$14,514	40%
Sales and marketing	31,994	21,388	10,606	50%	88,494	61,391	27,103	44%
General and administrative	8,887	6,950	1,937	28%	26,029	19,671	6,358	32%
Total operating expenses	$59,187	$41,015	$18,172	44%	$165,437	$117,462	$47,975	41%
Stock-based compensation and related payroll tax expense included in:
Research and development	$3,506	$2,532	$974	38%	$10,175	$7,519	$2,656	35%
Sales and marketing	3,204	2,534	$670	26%	9,091	8,023	$1,068	13%
General and administrative	3,261	2,460	$801	33%	8,998	7,439	$1,559	21%
Total stock-based compensation and related payroll tax expense	$9,971	$7,526	$2,445	32%	$28,264	$22,981	$5,283	23%

Three Months Ended October 1, 2016 Compared to Three Months Ended September 26, 2015
Research and development expenses increased $5.6 million in the three months ended October 1, 2016 as compared to the same prior year period. This increase was primarily driven by $3.4 million of additional personnel costs, which were primarily comprised of increased payroll and contractor related expenses of $1.4 million, increased bonus related costs of $0.8 million, and increased stock-based compensation and related payroll tax expenses of $1.0 million. The remaining research and development expense increase was primarily driven by a $1.0 million increase in product development expenses and a $1.1 million increase in facilities-related and IT-related expenses required to support a larger research and development team.
Sales and marketing expenses increased $10.6 million in the three months ended October 1, 2016 as compared to the same prior year period. This increase was primarily driven by $7.6 million of additional personnel costs, which were primarily comprised of increased payroll, payroll tax and consulting expenses of $3.1 million, increased commission expenses of $3.2 million and increased stock-based compensation and related payroll tax expenses of $0.7 million. The remaining sales and marketing expense increase was primarily driven by a $1.4 million increase in our sales and marketing promotional related expenses and an increase of $0.9 million in IT and facilities related costs to support a larger sales and marketing team.
General and administrative expenses increased $1.9 million in the three months ended October 1, 2016 as compared to the same prior year period. This increase was primarily driven by $1.9 million of additional personnel costs, which were primarily comprised of $0.6 million increased payroll and payroll tax, and $0.8 million increased stock-based compensation and related payroll tax expenses.
Nine Months Ended October 1, 2016 Compared to Nine Months Ended September 26, 2015
As noted above, the three months ended April 2, 2016 was a 14-week quarter while the quarter ended March 28, 2015 was 13-weeks, consequently the nine months ended October 1, 2016 had 40-weeks while the nine months ended September 26, 2015 had 39-weeks. This difference, along with the explanations below, contributed to the year over year change in operating expenses.
Research and development expenses increased $14.5 million in the nine months ended October 1, 2016 as compared to the same prior year period. This increase was primarily driven by $8.8 million of additional personnel costs, which were primarily comprised of increased payroll and payroll tax expenses of $5.2 million, increased bonus related costs of $1.4 million, and increased stock-based compensation and related payroll tax expenses of $2.7 million, and offset by $0.6 million reduced contractor expenses. The remaining research and development expense increase was primarily driven by a $2.7 million increase in product development expenses and a $2.7 million increase in facilities-related and IT-related expenses.
Sales and marketing expenses increased $27.1 million in the nine months ended October 1, 2016 as compared to the same prior year period. This increase was primarily driven by $18.9 million of additional personnel costs, which were primarily comprised of increased payroll and payroll tax expenses of $8.9 million, increased commission expenses of $7.0 million and increased stock-based compensation and related taxes of $1.0 million. The remaining sales and marketing expense increase was primarily driven by a $3.2 million increase in our sales and marketing promotional related expenses, an increase of $1.1 million in travel expense, and an increase of $2.6 million in IT and facilities related costs to support a larger sales and marketing team.
General and administrative expenses increased $6.4 million in the nine months ended October 1, 2016 as compared to the same prior year period. This increase was primarily driven by $5.2 million of additional personnel costs, which were primarily comprised of $2.1 million increased payroll and payroll tax expenses, $0.8 million of contractor related expenses, $0.5 million increased bonus related costs, and increased stock-based compensation and related payroll tax expenses of $1.6 million. Professional services fees and general office expenses drove the remainder of the general and administrative increase.
Income Tax (Provision) Benefit

	Three Months Ended				Nine Months Ended
	October 1, 2016	September 26, 2015	Change	% Change	October 1, 2016	September 26, 2015	Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax (provision) benefit	$(3,999)	$(73)	$(3,926)	5,378%	$23,321	$(260)	$23,581	(9,070)%
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
We had an income tax provision of $4.0 million for the three months ended October 1, 2016. The income tax provision recorded in the three months ended October 1, 2016 was due to increased profitability primarily in the United States. We had an income tax benefit of $23.3 million for the nine months ended October 1, 2016 compared to a tax provision of $0.1 million and $0.3 million for the three and nine months ended September 26, 2015, respectively. The income tax benefit recorded in the nine months ended October 1, 2016 was related to the release of our valuation allowance previously recorded against deferred tax assets (see Note 8 Income Tax included in Part I, Item I).
In making a determination to release a portion of our existing valuation allowance, we considered all available evidence, both positive and negative. Such evidence included, but was not limited to, our history of profitability and losses, jurisdictional income recognition trends, pre-tax losses adjusted for certain other items, and forecasted income by jurisdiction. Based on the above evidence, we determined that it is more likely than not that we will utilize our U.S. deferred tax assets.
Non-GAAP Financial Measures
We report all financial information required in accordance with U.S. generally accepted accounting principles, or GAAP, but we believe evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense and related payroll taxes, income tax effect of stock-based compensation expense, and a valuation allowance against deferred tax assets. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net income and non-GAAP net income per share, which exclude these expenses, when evaluating our ongoing operations and allocating resources within the organization.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
GAAP net income	$6,079	$4,280	$43,009	$3,623
Stock-based compensation	10,104	7,851	28,884	23,780
Stock-based compensation related payroll taxes	414	162	971	791
Income tax effect of release of valuation allowance	—	—	(30,500)	—
Income tax effect of non-GAAP adjustments**	(2,593)	(4,310)	(8,676)	(9,781)
Non-GAAP net income	$14,004	$7,983	$33,688	$18,413
Basic GAAP net income per share	$0.17	$0.13	$1.22	$0.11
Diluted GAAP net income per share	$0.16	$0.12	$1.15	$0.10
Basic Non-GAAP net income per share	$0.39	$0.24	$1.83	$0.55
Diluted Non-GAAP net income per share	$0.36	$0.22	$1.69	$0.51
GAAP and Non-GAAP weighted average number of shares - Basic	35,770	33,830	35,171	33,412

GAAP weighted average number of shares - Diluted	38,113	35,872	37,341	35,497
Stock-based compensation impact on weighted average number of shares	544	498	673	726
Non-GAAP weighted average number of shares - Diluted	38,657	36,370	38,014	36,223
** Non-GAAP tax provision excludes the tax benefit relating to stock-based compensation expense, the valuation allowance against deferred tax assets, and uses a long-term projected tax rate for the fiscal 2016 annual period applied to interim results.
Liquidity and Capital Resources
As of October 1, 2016 our principal sources of liquidity, which consisted of cash, cash equivalents and short-term investments of $244.7 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of October 1, 2016, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 1, 2016	September 26, 2015
Cash provided by operating activities	$22,911	$39,272
Cash (used in) provided by investing activities	$(5,027)	$16,671
Cash provided by financing activities	$17,457	$1,660
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
In the nine months ended October 1, 2016, our operating activities provided cash of $22.9 million. This was primarily due to our net income of $43.0 million offset by the changes in our operating assets and liabilities of $14.6 million and non-cash charges of $5.5 million. The non-cash charges of $5.5 million were largely comprised of $28.9 million in stock-based compensation expense, $4.8 million in depreciation and amortization and $$0.3 million in inventory write-downs, partially offset by a $31.6 million increase in deferred tax assets and $8.3 million in excess tax benefit. The $14.6 million of changes in operating assets and liabilities was largely due to an increase of $12.4 million in accounts receivable, an increase of $5.0 million in inventory and an increase of $3.0 million in prepaid expenses, partially offset by a reduction in accounts payable and accrued liabilities of $4.7 million, and an increase of $1.0 million in deferred revenue.
In the nine months ended September 26, 2015, our operating activities provided cash of $39.3 million that was primarily comprised of net income of $3.6 million, non-cash charges of $30.3 million and $5.3 million provided by the changes in our operating assets and liabilities. The non-cash charges of $30.3 million were largely comprised of $23.8 million in stock-based compensation expense, $5.2 million in depreciation and amortization and $1.4 million in inventory write-downs. The $5.3 million provided by the changes in operating assets and liabilities were largely provided by a $13.7 million deferred revenue increase and increased accounts payable and accrued liabilities of $6.4 million, which was partially offset by an increase of $13.1 million in accounts receivable and an increase of $1.8 million in prepaid expenses.
Cash flows from investing activities
Net cash used by investing activities of $5.0 million for the nine months ended October 1, 2016 was primarily attributable to $84.8 million used for purchases of short-term investments and $6.0 million used for capital expenditures for property and equipment to support the growth of our business, which were partially offset by maturities of short-term investments of $85.7 million.
Net cash provided by investing activities of $16.7 million for the nine months ended September 26, 2015 was primarily attributable to sales and maturities of marketable securities of $60.8 million offset by $40.2 million used for purchases of marketable securities and $4.0 million used for capital expenditures for property and equipment to support the growth of our business.
Cash flows from financing activities
Net cash provided by financing activities of $17.5 million for the nine months ended October 1, 2016 was primarily due to proceeds of $6.8 million from the issuance of common stock pursuant to our ESPP, $9.7 million from stock option exercises and $8.3 million from excess tax benefits from employee stock-based compensation, partially offset by $7.2 million in shares repurchased for tax withholding upon vesting of restricted stock units, or RSUs.
Net cash provided by financing activities of $1.7 million for the nine months ended September 26, 2015 was primarily due to proceeds of $5.1 million from the issuance of common stock pursuant to our ESPP and $3.5 million from stock option exercises, offset in part by $7.0 million in shares repurchased for tax withholding upon vesting of RSUs.
Contractual Obligations
The following summarizes our contractual obligations as of October 1, 2016:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$4,382	$2,722	$373		$7,477
Purchase commitments (2)	12,238	—	—	—	12,238
Total	$16,620	$2,722	$373	$—	$19,715

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment.

(2)	Purchase commitments represent the total non-cancelable purchase commitments our contract manufacturers make on our behalf.
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
Foreign currency exchange rate sensitivity

Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In nine months ended October 1, 2016 and September 26, 2015, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments of $244.7 million as of October 1, 2016. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our short-term investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the nine months ended October 1, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 1, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q, or the Evaluation Date. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are a party to any currently pending legal proceedings the outcome of which would be expected to have a material adverse effect on our financial position, results of operations or cash flows.
There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Risks Related to Our Business
The network traffic visibility market is rapidly evolving and difficult to predict. If the network traffic visibility market does not evolve as we anticipate or if our target end-user customers do not adopt our Visibility Fabric or our Security Delivery Platform, our sales will not grow as quickly as anticipated and our stock price could decline.
We are in a new, rapidly evolving category within the network infrastructure industry that focuses on providing organizations with enhanced visibility and control over their networks through the efficient collection and analysis of network traffic. As such, it is difficult to predict important market trends, including how large the network traffic visibility market will be, or when and what products end-user customers will adopt. For example, organizations that currently use traditional approaches may believe that these approaches already provide them with sufficient visibility and control to secure and manage their network traffic. Therefore, they may continue spending their network infrastructure budgets on these products and may not adopt our Visibility Fabric or Security Delivery Platform in addition to or in lieu of such products.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $50.9 million, or 23% of our revenue in the nine months ended October 1, 2016, and $36.4 million, or 23% of revenue in the nine months ended September 26, 2015.
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
Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or a limited number of sources for most components included in our products. For example, the processors and connectors that we use in the products manufactured by Broadcom Corp., Freescale Semiconductor, Ltd., Cavium, Inc. and Molex Inc. are currently available only from a limited number of sources, and neither we nor, to our knowledge, these manufacturers have entered into supply agreements with such sources. As there are no other sources for identical components and technologies, if we lost any of these suppliers or were unable to acquire enough of these components these components or license these technologies, we may not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

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
A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and the distribution of our products. In North America we rely on two distributors, Global Convergence, Inc., or GCI, and Arrow Enterprise Computing Solutions, Inc., or Arrow. GCI accounted for 35% and 41% of our revenue in the nine months ended October 1, 2016 and September 26, 2015, respectively. Arrow, which we first engaged as a distributor in February 2013, accounted for 25% and 19% of our revenue in the nine months ended October 1, 2016 and September 26, 2015, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
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
As of October 1, 2016, we had 35 issued patents in the United States, but this number may be relatively small in comparison to some of our competitors and potential competitors. Additionally, as of October 1, 2016, we had 27 pending U.S. patent applications. Internationally, as of October 1, 2016, we had eight issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In addition, certain members of our current management team have recently joined us, including our Chief Financial Officer, Rex S. Jackson. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.
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
As of October 1, 2016, we assessed that it is more-likely-than-not that we will realize our federal and state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we released our valuation allowance on our federal and state deferred tax assets in the six month period ended July 2, 2016 (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our Initial Public Offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $56.38 through October 1, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 36,058,037 shares of common stock outstanding as of October 1, 2016, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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

GIGAMON INC.

Date:	November 10, 2016	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2016	/s/ Rex S. Jackson
Rex S. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

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