Form 10-K
period 2016-12-31
Gigamon Inc.
filed 2017-02-24
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the New York Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒ NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐ NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES  ☒ NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 2, 2016, was $1,263.8 million.
The number of shares of Registrant’s Common Stock outstanding as of February 15, 2017 was 36,689,343 shares.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended on December 31, 2016, are incorporated by reference into Part III of this Annual Report.

Gigamon Inc.
TABLE OF CONTENTS
For the Fiscal Year Ended December 31, 2016

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date of this annual report. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
GIGAMON®, Flow Mapping®, Visibility Fabric™, GigaSMART®, GigaSECURE® and GigaVUE® and all related trademarks, names and logos are the property of Gigamon Inc. in the United States and other countries.  All rights reserved.

Item 1. Business
Overview
We have developed innovative solutions that deliver pervasive, dynamic, and intelligent visibility into data-in-motion traveling across networks of any scale. We believe the visibility and control offered by our solutions is necessary to effectively manage, secure and understand data crossing modern physical and virtual infrastructure. Our Visibility Platform consists of a distributed system of visibility nodes (in a combination we refer to as a "Visibility Fabric") deployed across an organization's infrastructure that are orchestrated from a common software management plane. Our Visibility Platform enables organizations to intelligently find, shape and move the relevant traffic to the appropriate security and monitoring tools within their operational environment. Our platform is comprised of data center and central office physical appliances, virtual nodes for virtualized, private cloud or public cloud environments, and small form-factor remote site appliances that in combination establish a Visibility Fabric.
Information is the lifeblood of every organization. Organizations today face a data-in-motion dilemma: increasing volumes of critical data that are traveling at increasing speed throughout their network infrastructure, while they are now also faced with growing security threats. This data-in-motion dilemma accentuates operational complexity, risk and cost for businesses as the sheer quantity and complexity of the data-in-motion can overwhelm the ability of traditional network infrastructure to manage, secure and understand the data traversing the network. We believe that the legacy centralized approach to management, and the 'perimeter-based' approach to secure infrastructure is now insufficient due to the distributed nature of information spread across private/public/hybrid cloud, on-premise data centers and remote sites render the past approach obsolete. Consequently, we believe the most appropriate way to solve this dilemma is with pervasive visibility in real-time, visibility into and control of data-in-motion extracted from anywhere across the infrastructure: physical or virtual. We believe, quite simply, that visibility into data-in-motion is essential in order to operate modern IT infrastructures.
In addition to the proliferation of data-in-motion, security, virtualization, cloud computing, software defined networking or "SDN," and network functions virtualization or "NFV", are fundamentally reshaping the way enterprises and service providers design and manage their infrastructure. As these forces combine to enable significant benefits, they also create major challenges in how enterprises and service providers design, operate, secure and manage the data in motion across their networks. For example, the increasing number of security breaches and escalating threats facing enterprises has significantly accelerated the need for security practitioners to obtain intelligent visibility of the traffic flowing through their infrastructure. Empowered with such visibility, security architects can implement architectures that increase the effectiveness of the security appliances and strategies they deploy. Likewise, the disaggregation of hardware and software, as well as separation of control plane intelligence and packet forwarding in SDN and NFV models, enhances the need for visibility and control of network infrastructure without degrading network performance or reliability. As networks migrate to 10, 40 and 100 Gigabit speeds and beyond, traditional approaches to deploying operational tools are constrained by their limited capacity and reach.
Our Visibility Platform was purposely built to help organizations optimize the reliability, performance and security of their physical and virtual network infrastructure, to minimize current and future capital investment in management, analysis, compliance and security tools, reduce operating expenses and realize greater value from existing tools that are deployed throughout their organization. We believe our Visibility Platform enables organizations to better:

•	Manage: IT departments can significantly increase the effectiveness, efficiency and performance of their network management, analysis and compliance tools.

•
Secure: Organizations can dramatically improve their cyber-security posture by leveraging the power of a Visibility Fabric to provide pervasive insight within the perimeter of their IT infrastructure; and

•
Understand: Entities such as mobile service providers can gain understanding of subscriber behavior and in doing so increase revenue generating opportunities, provide improved services for their subscribers, while enabling them to reduce operational costs.

Our GigaSECURE Security Delivery Platform enhances our Visibility Platform and is an architectural approach to streamline security operations by providing comprehensive infrastructure visibility that is specifically tuned to the needs of security tools, including those typically used by enterprises. Our solution enables security teams and IT personnel to gain advanced visibility into their IT infrastructure by dynamically forwarding selected traffic of interest from network, server and remote location infrastructure to security, management, analysis and compliance tools in a manner optimized for specific uses or functions. Given the inherent asymmetrical relationship between a cyber-security attacker and the organization tasked with the defense of infrastructure, we believe a significant opportunity to bring parity to their roles is to deploy a Visibility Fabric solution, and in doing so, significantly reduces the window of threat exposure for an organization.
Our GigaSECURE Security Delivery Platform is comprised of six key building blocks:

•	Visibility Fabric nodes, deployed physically or virtually, that are distributed throughout the infrastructure to gain access to network traffic at key locations;

•	a metadata (NetFlow/IPFIX) record generation engine to summarize network traffic into flow records for consumption by the tools;

•	an SSL decryption engine that enables receivers to inspect SSL encrypted traffic for malware;

•	an Application Session Filtering engine that extracts entire application sessions containing specific patterns of interest to be delivered to the tools;

•	an advanced set of capabilities that allows multiple security tools to be placed either in-line with the network or out-of-band without compromising network availability; and

•
a management and orchestration platform that exposes a rich set of application programmer interfaces (APIs) to facilitate tighter integration between the GigaSECURE Security Delivery Platform and network security tools.

In 2016, we extended our Visibility Platform into the public cloud with the Visibility Platform on Amazon Web Services or AWS. This cloud-native visibility solution enables organizations to obtain consistent visibility regardless of whether their infrastructure resides in the public cloud on-premise or a hybrid combination of the two. Infrastructure-as-a-Service (IaaS) from providers such as AWS and Microsoft Azure use a shared responsibility model where the provider delivers secure services such as compute, storage and networking, while the user is responsible for the security of the applications and the data. Our visibility solution enables organizations to address the visibility gap in their IaaS implementations by enabling them to extract data-in-motion and forward it to third party tools that provide content inspection to detect security threats, identify hot spots in application-to-application interactions, and use this transparency to mitigate risk and ensure compliance as they move workloads to the public cloud.
In addition to meeting the security, monitoring and performance needs of modern IT organizations, our Visibility Platform has been enhanced to provide mobile service providers with the ability to gain subscriber-aware visibility into their infrastructure. As 4G/LTE deployments gather momentum, mobile providers are grappling with the deluge of traffic flowing through their infrastructure and the corresponding costs of monitoring that infrastructure. Our solution allows service providers to correlate traffic to specific devices and subscribers and then deliver specifically selected subsets of that traffic to the multiple tool sets used in a typical mobile provider. Additional optimizations, including sampling and filtering can be executed on their network traffic, enabling a mobile provider to significantly reduce the cost of monitoring their networks.
Products and Technology
Our Visibility Platform is comprised of a range of custom software and applications that in combination reside on high-performance, modular purpose-built hardware, or run as virtual machines in private and public clouds. The traffic intelligence applications and capabilities provide advanced controls for traffic selection, forwarding, manipulation, modification, de-duplication, SSL decryption, correlation, sampling and generation of flow records. Our physical appliances are based upon a combination of commercially available hardware components, processing resources and storage devices. Centralized control across the Visibility Platform is provided by the GigaVUE-FM Fabric Manager software suite, our multi-node orchestration system.
These products enable our end-user customers to design and deploy Visibility Fabric architectures optimized for a range of scale and performance requirements from monitoring in virtualized server environments, and from 1 Gigabit appliances to multi-Terabit chassis-based solutions. The majority of our GigaVUE products are modular and extensible, enabling our Visibility Platform to be deployed on any size infrastructure and to scale as the environment grows.
Our product portfolio enables customers to deploy an architecture that delivers pervasive and active visibility to data-in-motion across their infrastructure. The product portfolio encompassed by the Visibility Platform has three major categories:

•	Visibility nodes powered by GigaVUE-OS software that offer a set of built-in services

•	Traffic Intelligence applications powered by GigaSMART

•	Orchestration engine powered by GigaVUE-FM
Collectively, the above components form a distributed set of physical and virtual visibility nodes that aggregate traffic, optimize traffic to precisely identify data of interest and deliver the data to interested applications/tools that consume this information.
Visibility Nodes: The visibility nodes in the Gigamon Visibility Platform can be physical appliances or, virtual appliances for both on-premise and public cloud IaaS.
GigaVUE physical visibility nodes are high-performance appliances that form the foundation of a distributed fabric. These hardware visibility nodes are modular and extensible for a range of scale and performance requirements from 1 Gigabit 1RU ("RackUnit") nodes to 2.4 Terabit-14RU chassis-based solutions. Our hardware visibility nodes are offered in two primary product lines:

•
GigaVUE H Series: These intelligent visibility nodes are offered in a variety of form factors optimized for different locations in the network ranging from branch offices/remote sites (GigaVUE-HB1 or GigaVUE-HC1) to highly demanding data centers / private clouds / mobile switching centers (GigaVUE-HC2, GigaVUE-HD4 or GigaVUE-HD8). A key characteristic of the GigaVUE H Series is integrated GigaSMART traffic intelligence and other custom hardware modules without the need for another discrete appliance.

•
GigaVUE TA Series: These nodes are traffic aggregators that collect network traffic from different segments of network infrastructure. The GigaVUE TA Series nodes are optimized for cost and do not support native GigaSMART traffic intelligence. However, by clustering GigaVUE-TA Series nodes with GigaVUE H Series nodes, GigaSMART traffic intelligence can be extended to traffic from ports that are physically resident on a GigaVUE TA Series node. This ability to mix-and-match multiple nodes allows flexible designs that maximize the reach of visibility without compromising the intelligence required for rich visibility.

Both the GigaVUE H Series and GigaVUE TA Series run a common operating system, GigaVUE-OS.
Visibility nodes may also be deployed in a software form factor (GigaVUE-VM) and are typically instantiated as virtual machines. GigaVUE-VM supports VMware ESXi, VMware NSX and OpenStack/KVM infrastructure. We are currently a design partner of VMware. Our visibility solution for VMware NSX is currently certified by VMware and features Service Composer integration to enable automated deployment of visibility when virtual networks are deployed with VMware NSX.
For public cloud environments, a new type of visibility node (GigaVUE V Series) enables aggregation of traffic from virtual taps in the AWS public cloud. The GigaVUE V Series nodes will integrate the GigaSMART traffic intelligence applications. By combining the GigaVUE V Series deployments in the public cloud with our physical /virtual visibility nodes on-premise, organizations can gain pervasive visibility into their hybrid IT infrastructure while still managing the hybrid visibility infrastructure from a common orchestration layer (GigaVUE-FM). Our visibility solution for AWS is offered on a term basis, where the end-user customer purchases the offering for a specific duration based on the number of monitored points in its infrastructure. All other software products are offered as a perpetual license.
Access to network traffic to feed our visibility nodes is performed by:

•	Mirroring traffic from a network device using a SPAN (Switch Port Analyzer) session.

•
Using a physical test access point ("TAP"). We offer a broad range of passive and active TAPs. Our G-TAP series of TAPs provide non-intrusive access to physical traffic at various network interface speeds-1Gb (Copper or Fiber), 10Gb, 40Gb (including Cisco 40Gb BiDi) and 100Gb. Customers can deploy our G-TAP series products to provide economical connectivity between network traffic and the rest of the Visibility Platform. In 2015, we introduced a new series of modular, high-density 10Gb/40Gb/100Gb TAPs called the G-TAP M Series to address the growing demand for high-density TAP deployments.

•	Tapping into the underlying virtual switch in environments such as VMware ESXi and VMware NSX.

•
Using a virtual TAP agent. We offer a virtual TAP agent (“G-vTAP” agent) for OpenStack and public cloud (Amazon Web Services) environments when those environments do not provide the underlying facility to tap into the traffic. Traffic from these agents is aggregated by the GigaVUE V Series virtual aggregator.

Traffic Intelligence: Our traffic intelligence applications offered via the GigaSMART suite, enable organizations to profile, shape, refine and enhance the traffic before delivery to a security or management tool. Our GigaSMART applications are offered on purpose-built GigaVUE H Series appliances for optimal performance. Our V Series virtual appliances in the public cloud integrate a subset of GigaSMART applications.

Our GigaSMART suite of applications offers a number of significant benefits, including the ability to:

•
Extract data of interest from massive volumes of network traffic and minimize tool overload. Network traffic can be “searched” for specific signatures of interest to extract packets or entire sessions containing the data of interest.

•
Reduce unnecessary traffic. When traffic is monitored across different network segments, duplicate copies of the same network packet may be collected. Our de-duplication application eliminates redundant traffic that is not relevant to the task being performed, reducing wasted bandwidth, storage and processing resources.

•
Extract flow records and metadata. Many security tools (e.g. Security Information and Event Management tools) are not efficient in handling traffic feeds due to the overhead and cost of indexing. The NetFlow/IPFIX GigaSMART application, together with metadata extensions, addresses this pain point by generating flow records and metadata that is more easily consumed by such tools.

•
Enhance data privacy protection measures. GigaSMART applications such as slicing and masking are able to remove or obviate confidential or personal information and in doing so play an important role in ensuring data privacy.

•
Uncover blind spots. The "SSL Decryption" GigaSMART application is able to decrypt traffic that would normally be invisible to security and monitoring tools and in doing so uncovers blind spots and hidden risks within the data-in-motion. In February 2017, we announced a new feature enabling our customers to decrypt and encrypt SSL traffic 'in-line' of the production network. This new feature is scheduled to be generally available in April 2017.

•	Increase subscriber-aware visibility. Correlate traffic from split control and data planes (e.g. in a mobile network) to extract entire sessions corresponding to specific subscribers.
Orchestration engine: GigaVUE-FM is a software application that provides centralized orchestration and a common policy framework for deploying the Visibility Platform. GigaVUE-FM delivers a single pane-of-glass view of all the physical and virtual nodes across the Visibility Platform, while also providing an easy-to-use wizard-based approach for configuring our patented Flow Mapping and GigaSMART traffic policies.
In addition to centralized orchestration, GigaVUE-FM features fabric-wide reporting, scheduling capabilities, backup and restore functions and enhanced monitoring capabilities to proactively monitor and troubleshoot hot spots in the visibility infrastructure. Our GigaVUE-FM also features a broad range of out-of-the-box integrations with VMware vCenter, VMware NSX Manager, OpenStack, Amazon EC2 APIs, Amazon CloudWatch, as well as tools such as Splunk, Viavi and other customer applications. The open-standard REST Application Programmer Interfaces (APIs) form the basis of our programmable Software-Defined Visibility infrastructure. GigaVUE-FM is sold as a licensed product available at multiple tiers and can manage up to 250 discrete physical GigaVUE visibility (hardware) appliances and 1000s of virtualized visibility software nodes.
To complement our visibility nodes and software applications, we offer a range of supplemental components and accessories including modules, cables and transceivers. The transceivers are offered in a variety of form factors, including SFP, SFP+, QSFP+ and QSFP28.
Together, the various components in the Visibility Platform provide traffic aggregation, filtering, replication, traffic intelligence and orchestration capabilities to optimize traffic for the tools to better manage, secure and understand critical data-in-motion in a customer network. Changes can be made dynamically without impacting the production network so network, security and cloud operations teams can be agile and responsive to threats, events or anomalies on the network.

Customer Support
We offer ongoing technical support with our hardware and software products, including those sold directly to our end-user customers and through our channel partners. Our primary support offering provides two-tiered support levels, including premium-level support coverage. Certain channel partners offer their own additional support services to the end-user customer and then rely on our support organization for more complex support requests. We offer our end-user customers ongoing maintenance services for both hardware and software, which enable them to receive ongoing software updates, bug fixes and repairs. These services are sold to end-user customers typically for a one-year term at the time of the initial product sale, and customers may choose to renew for successive annual or multi-year periods. We also provide end-user customers with expedited replacement for any defective hardware. Our support personnel are based in Santa Clara, California, Reading, United Kingdom, Hong Kong, and Singapore.
End-User Customers
As of December 31, 2016, we had over 2,300 end-user customers, including 81 of the Fortune 100 and 418 of the Fortune 1000. Our Visibility Platform can be used in a broad range of applications and has been adopted across many vertical markets including finance, high-speed trading, insurance, healthcare, higher education, government, e-commerce, technology, telecom and service providers. For fiscal 2016, one end-user customer, T-Mobile US, Inc., accounted for approximately 10% of our total revenue. No other end-user customer accounted for 10% or more of our total revenue during the periods presented.
Sales and Marketing
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
Our demand generation activities are focused on our target markets: primarily on Fortune 5000 organizations, federal agencies, large service providers and large and mid-sized enterprises. We also focus on ongoing account management for existing end-user customers and the development of follow-on sales as our existing end-user customers continue to expand and enhance their network infrastructure, increasing their demand for our solution. The majority of our North American sales are fulfilled by two of our existing channel partners, Global Convergence, Inc., or GCI, formerly Interlink Communications Systems, Inc., and Arrow Enterprise Computing Solutions, Inc., or Arrow. We also engaged Westcon as a North American distributor beginning in September, 2016.
For fiscal 2016, 2015, and 2014, GCI accounted for 33%, 40%, and 47% of our total revenue, respectively. For fiscal 2016, 2015, and 2014 Arrow accounted for 26%, 21%, and 16% of our total revenue, respectively.
To access potential end-user customers worldwide, our direct sales force is distributed across our offices in the United States, Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, India, Japan, Mexico, Russia, Singapore, South Korea, the United Kingdom, the United Arab Emirates, and through a localized presence in many other countries.
Our marketing strategy is focused on increasing the awareness of, and driving end-user customer demand for, our Visibility Platform. We execute on this strategy by leveraging a combination of internal marketing professionals, external marketing agencies and a network of ecosystem and channel partners to effectively communicate the value proposition, differentiation and advantages of our solution, thereby generating qualified leads for our sales force and channel partners. We focus our resources on a variety of marketing vehicles, including trade shows, online advertising, content syndication, public relations, industry research, our website and collaborative relationships with technology vendors.
For additional information about revenue and assets by geographic region, refer to Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog
Product backlog includes orders for products scheduled to be shipped within 90 days to customers with approved credit status, and is net of service revenue allocations and any rebates and discounts. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period. A significant portion of our product revenue comes from orders that are received and shipped in the same quarter. Our product backlog at December 31, 2016, the last day of fiscal 2016, was $3.1 million. Our product backlog as of December 26, 2015, the last day of fiscal 2015, was $8.4 million. Our product backlog as of December 27, 2014, the last day of fiscal 2014, was $12.2 million.
Technology Partners
We have ongoing non-exclusive relationships with a number of leading vendors of network management, analysis, compliance and security tools, including arrangements with Check Point Software Technologies Inc., Cisco Systems, Inc., CA, Inc., Dynatrace Corporation, ExtraHop, ForeScout Technologies, Inc., Fortinet, Inc., FireEye, Inc., Imperva, Inc., LightCyber, LogRhythm, Inc., Palo Alto Networks, Inc., Plixer International, Inc., RSA (the Security Division of EMC Corporation), Riverbed Technology, Inc., Savvius, Inc., SevOne, Inc., SolarWinds Inc., Splunk Inc, VMware, Inc., and Viavi Solutions Inc., some of which include the joint development of use-case and reference architectures that enhance the performance and efficiency of the end-user customer’s infrastructure. We expect to continue adding more technology partners and to publish joint case studies with these partners following end-user deployment and approval. In addition to joint development of reference designs and case studies, we have undertaken various joint-marketing activities and events to drive interest and awareness of the combined solution as well as the power of visibility in our solution. As our solution helps optimize the efficiency of our tool partners’ management, analysis, compliance and security tools, we believe these vendors improve awareness at end-user customers of our solution and create new deployment opportunities.
Research and Development
We believe continued investments in research and development is critical to our business. Our research and development efforts focus on improving and enhancing our existing products and services, as well as developing new products, features and functionality. We believe that our custom software is critical to expanding our leadership position within the traffic visibility market. As a result, we devote the majority of our research and development resources to software development. Our engineering team has deep expertise in key areas related to our research and development efforts, including network security, network analysis and management technologies, virtualization, network protocol and Ethernet system design. We work closely with our end-user customers to understand their current and future needs and have designed a product development process that captures and integrates feedback from our end-user customers.
We believe the timely development of new products is essential to maintaining our competitive position. As of December 31, 2016, we had 270 employees in our research and development organization, with the majority located at our headquarters in California and the majority of the remaining employees located at our new facility in Chennai, India. We also test our products to certify and ensure interoperability with third party hardware and software products. We plan to prioritize and dedicate significant resources to these continued research and development efforts. Our research and development expenses were $68.1 million, or 22% of our revenue in fiscal 2016, $49.6 million, or 22% of our revenue, in fiscal 2015, and $42.8 million, or 27% of our revenue, in fiscal 2014. Research and development expenses included stock-based compensation of $12.8 million, $9.1 million, and $8.1 million in fiscal 2016, 2015 and 2014, respectively.
Manufacturing and Suppliers
We outsource the manufacturing, systems assembly, testing and order fulfillment of our hardware products to third party contract manufacturers, original design manufacturers and third party logistics providers. Jabil Circuit, Inc., or Jabil and Delta Networks International Ltd., or DNI manufacture and, through joint design arrangements with us, develop substantially all of our hardware products. We also contract with Expeditors International of Washington, Inc. or Expeditors International, to provide warehousing, packaging, order fulfillment and light manufacturing services for our products beginning in the first quarter of fiscal year 2017. In the assembly of our products, we utilize components from many suppliers. Whenever possible, we strive to have multiple sources for these components to ensure continuous supply. However, we have limited sources of supply for certain components that are technically unique or in high demand, and we have not entered into supply agreements with many of these suppliers. In such cases, we seek to maintain a close direct relationship with the suppliers to ensure supply is adequate and that the components meet our quality requirements. In certain instances, we have entered into license agreements with sole-source suppliers, allowing us to incorporate certain of their components into our hardware products.
We entered into an updated manufacturing services agreement with Jabil in April 2015, pursuant to which Jabil manufactures, tests, configures, assembles, packages and ships our products. The initial term was one year, with the term automatically renewing for additional one-year term unless terminated by either party by giving at least six months' written notice before the end of the then-current term. In addition, either party may terminate the agreement (i) for convenience upon nine months written notice by Jabil or six months written notice by us, (ii) for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice, (iii) immediately upon the bankruptcy or insolvency of the other party, or (iv) upon a change of control of either party, subject to applicable notice periods.
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
We compete either directly or indirectly with certain Ethernet switch vendors, such as Cisco Systems, Inc., Brocade Communications Systems, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors, such as Netscout and Ixia, which recently announced that it had entered into a definitive agreement to be acquired by Keysight Technologies, Inc., that offer point solutions that address a portion of the issues that we solve. In the future, we expect to compete with new market entrants, which may include our joint-development partners or other current technology partners.
The principal competitive factors applicable to our products include:
•functionality and performance;
•price and total cost of ownership;
•ease of use;
•flexibility and scalability of deployment;
•brand awareness;
•product reliability and quality;
•interoperability with other products;
•the extent and speed of user adoption; and
•quality of service, support and fulfillment.
Although we believe that we compete favorably with respect to the above factors, we believe that other competitors may emerge with new technological approaches to the problems we solve, greater name recognition, longer operating histories, well-established relationships with end-user customers or channel partners in our markets, broader product portfolios, the ability to bundle competitive offerings with other products and services, larger intellectual property portfolios and substantially greater financial, technical, personnel and other resources than we have. We expect competition and competitive pressure, from both new and existing competitors, to increase in the future.
Intellectual Property
To protect our intellectual property, we rely primarily on patent, trademark, copyright and trade secret laws. As of December 31, 2016, we had 35 issued patents that expire between 2025 and 2033, and 30 pending patent applications in the United States. Internationally, as of December 31, 2016 we had 9 issued patents and a number of pending patent applications. The claims for which we have sought patent protection relate primarily to system architecture, traffic visibility technology, traffic control, monitoring and management, and filtering technology we have developed. We also license software from third parties for integration into our products, including open source software and other commercially available software.
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
Employees
As of December 31, 2016, we had 684 employees, including 270 in research and development, 297 in sales and marketing, 48 in manufacturing and support and 69 in general and administrative functions. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.
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
Risks Related to Our Business
The network traffic visibility market is rapidly evolving and difficult to predict. If the network traffic visibility market does not evolve as we anticipate or if our target end-user customers do not adopt our Visibility Platform or our Security Delivery Platform, our sales will not grow as quickly as anticipated and our stock price could decline.
We are in a new, rapidly evolving category within the network infrastructure industry that focuses on providing organizations with enhanced visibility and control over their networks through the efficient collection and analysis of network traffic. As such, it is difficult to predict important market trends, including how large the network traffic visibility market will be, or when and what products end-user customers will adopt. For example, organizations that currently use traditional approaches may believe that these approaches already provide them with sufficient visibility and control to secure and manage their network traffic. Therefore, they may continue spending their network infrastructure budgets on these products and may not adopt our Visibility Platform or Security Delivery Platform in addition to or in lieu of such products.
If the market for network traffic visibility does not evolve in the way we anticipate, if organizations do not recognize the benefits of our solution, if we are unable to sell our family of products to end-user customers, or if we are not able to effectively expand into new or adjacent markets, then our revenue may not grow as expected or may decline, and our stock price could decline.
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
Our continued success depends on our ability to identify and develop new products and to enhance and improve our existing products, and the acceptance of those products by our existing and target end-user customers. Our growth would likely be adversely affected if:

•	we fail to correctly anticipate technology trends and introduce new products or product enhancements to address those trends;

•	our new products or product enhancements are not timely introduced or do not function as expected;

•	we fail to successfully manage the transition to new products from the products they are replacing;

•	we do not invest our development efforts in appropriate products or enhancements for markets in which we now compete and expect to compete;

•	we fail to predict the demand for new products following their introduction to market;

•	these new products or enhancements do not address existing or target end-user customer needs or do not attain broad market acceptance; or

•	lower cost products negatively impact sales of other existing products.
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $68.1 million, or 22% of our revenue, in fiscal 2016, $49.6 million, or 22% of our revenue in fiscal 2015, and $42.8 million, or 27% of our revenue, in fiscal 2014.
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
Failure to successfully introduce new products to our portfolio could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This has led to, and may in the future lead to, delayed sales, deferred revenue, increased expenses and lower than anticipated quarterly revenue. In addition, complexity and difficulties in managing product transitions at the end-of-life stage of a product can create excess inventory of components associated with the outgoing products that can lead to increased expenses. Any or all of the above problems could materially harm our business and operating results.
Our quarterly and annual operating results may vary significantly and be difficult to predict, which may cause our stock price to fluctuate.
Our quarterly and annual operating results have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	fluctuations in demand for our products and services, the timing of orders from our channel partners and end-user customers, and our ability to accurately forecast end-user customer demand;

•	the timing of our product shipments, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the budgeting cycles and internal purchasing priorities of our end-user customers;

•	seasonal buying patterns of our end-user customers;

•	changes in end-user customer or channel partner requirements or market needs;

•	the mix of products sold and the mix of revenue between products and services;

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

•
future accounting pronouncements or standards changes or changes in our accounting policies and accounting standards including, but not limited to, changes in the revenue recognition standard scheduled to take place in 2018.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term. For example, the market price of our shares fell substantially when we  announced financial results for the fourth quarter of fiscal 2016 which included revenue results below our expectations and the expectations of securities analysts. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced annual revenue growth rates of 40% and 41% in fiscal 2016 and fiscal 2015, respectively. We may not achieve similar revenue growth rates in future periods, especially as we enter new markets and expand our cloud-focused solutions. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially and adversely affected and our stock price could decline.

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
We compete either directly or indirectly with certain large Ethernet switch vendors, such as Cisco Systems Inc., Brocade Systems Communications, Inc. and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors, including Ixia (which recently announced that it had entered into a definitive agreement to be acquired by Keysight Technologies, Inc.) and Netscout, that offer solutions that address a portion of the issues that we solve. The principal competitive factors in our markets include functionality and performance, price and total cost of ownership, ease of use, flexibility and scalability of deployment, brand awareness, breadth of portfolio, product reliability and quality, interoperability with other products, the extent and speed of user adoption and quality of service, support and fulfillment.
Many of our current and potential competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. We could also face competition from new market entrants, including current technology partners. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
As a result, increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide end-user customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence, or to provide end-user customers a broader range of products, services and prices. Some of our larger potential competitors have substantially broader product offerings and could leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. These larger potential competitors may also have more extensive relationships within existing and potential end-user customers that provide them with an advantage in competing for business with those end-user customers. In addition, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires, one or more of the network management, analysis, compliance and security tool vendors that we have relationships with, it could adversely affect our ability to compete. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

We also expect increased competition if our market continues to expand. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties that have greater resources available. For example, our competitor, Ixia recently announced its intention to be acquired by Keysight Technologies. As a result of these acquisitions, our current or potential competitors, such as Ixia, might take advantage of the greater resources of the larger organization to compete more aggressively against us.
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
If our end-user customers do not continue to purchase our products or expand deployment of our technologies, our ability to grow our business and improve our operating results and financial condition may be adversely affected.
A significant portion of our revenues come from new or recurring purchases of products from our installed base of end-user customers. Our future success depends, in part, on our ability to increase the adoption of our products within and across our existing end-user customers and future end-user customers. If we fail to expand existing deployments or sell additional products to our customers, our ability to grow our business and improve our operating results and financial condition would be adversely affected.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
We have experienced difficulty managing lengthening and increasingly unpredictable sales cycles in the past. Our sales efforts involve educating our end-user customers about the use and benefits of our solutions, including their technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy typically leverages a channel model, utilizing distributors, the level of variability in the length of sales cycle across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales or a material amount of revenue from such sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, have in the past led to, and could continue to result in, long and unpredictable sales cycles.
We sell our products primarily to enterprise IT departments and service providers. Our sales cycles typically range from three to six months and are generally longer for larger transactions. Often times, our larger transactions are part of larger data center projects or upgrades by our customers and we have little ability to influence the timing of these transactions. As a result, our sales cycles can often be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts to include relatively more revenue from service providers, the average length of our sales cycles will likely increase. Furthermore, our sales to federal, state and local governmental agency end-user customers have increased in recent periods, and we may in the future increase sales to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that some of these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are unable to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close in a given period, our operating results may vary significantly from period to period and may be materially adversely affected.

Our limited operating history makes it difficult for you to evaluate our current business and future prospects, and may increase the risk of your investment.
We were founded in 2004 and sold our first products commercially in 2005. We have experienced rapid growth since our inception, and we have been increasing the breadth and scope of our product offerings. The majority of our revenue growth, however, has occurred over the past six years. This limited operating history, as well as the early stage of our relationships with many of our channel partners, makes financial forecasting and evaluation of our business difficult. Furthermore, because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
Some of the components and technologies used in our products are purchased and licensed from a single source or a limited number of sources. The loss of any of these suppliers might cause us to incur additional transition costs, result in delays in the manufacturing and delivery of our products, or cause us to carry excess or obsolete inventory and could require us to redesign our products.
Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or a limited number of sources for some components included in our products. For example, processors that we use in our products are manufactured by Broadcom Corp., Freescale Semiconductor. Ltd., Intel Corporation and Cavium, Inc. and are currently available only from a limited number of sources, and neither we nor, to our knowledge our manufacturers have entered into supply agreements with such sources. As there are no other sources for identical components and technologies, if we lost any of these suppliers or were unable to acquire enough of these components or license these technologies, we would not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality;

•	failure of a key supplier to remain in business and adjust to market conditions;

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•	natural disasters.
In addition, for certain components for which there are multiple sources, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business would be adversely affected. Although we carry some finished goods inventory of our products, we and our manufacturers rely on our suppliers to deliver necessary components in a timely manner. We and our manufacturers rely on purchase orders rather than long-term contracts with these suppliers. As a result, we or our manufacturers might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, might not be able to meet end-user customer demands for our products, which would have a material and adverse effect on our business, operating results and financial condition.
We rely on third-party channel partners for a substantial portion of our revenue. If our partners fail to perform, our ability to sell our products and services would be limited. Further, if we fail to optimize our channel partner model going forward, our operating results would be harmed.
Our revenue is primarily generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and the distribution of our products. In North America we principally rely on two distributors, GCI and Arrow. GCI accounted for 33%, 40% and 47% of our revenue in fiscal years 2016, 2015, and 2014, respectively. Arrow accounted for 26%, 21% and 16% of our revenue for in fiscal years 2016, 2015 and 2014, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
Managing inventory of our products and product components is complex. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing inventory of our products and product components is complex with many critical components requiring long lead times from the component manufacturer. These long lead times place added importance on our ability to effectively forecast end-user customer demand so that we have the right amount of product or product components available. Managing inventory is further complicated as our channel partners may increase orders during periods of product shortages, cancel orders, return product or take advantage of price protection (if any) or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-user customer demand. Furthermore, if the time required to manufacture certain products or ship products increases for any reason, this could result in inventory shortfalls. Managing our inventory depends significantly on our ability to accurately forecast end-user customer demand for our products. Our inventory management and demand planning systems and related supply chain visibility tools may be inadequate to enable us to effectively manage inventory. Inventory management remains an area of focus as we balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess inventory, we may have to reduce our prices or write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient inventory levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end-user customers turn to competitors’ products that are readily available. If we are unable to effectively manage our inventory, our operating results could be adversely affected.
We currently rely on third party contract manufacturers to our products, and our failure to manage our relationship with our contract manufacturers successfully could negatively impact our business.
We outsource the manufacturing, systems assembly, testing and order fulfillment of our hardware products to third-party contract manufacturers, original design manufacturers and third party logistics providers. Jabil and DNI manufacture and, through joint design arrangements with us, develop substantially all of our hardware products. We also contract with Expeditors International to provide warehousing, packaging, order fulfillment and light manufacturing services for our products. We rely on Jabil and, to a lesser extent, DNI to manufacture a substantial majority of our products.
Our reliance on these third parties reduces our control over the assembly and order fulfillment process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to effectively manage our relationship with our contract manufacturers, or if they experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. Furthermore, Jabil manufactures our products in their facility in Guadalajara, Mexico. As such, these manufacturing operations may be subject to changes in the economic, security and political conditions in Mexico, or to changes in Mexico's trade relations with the United States, which might interrupt or impact manufacturing operations. For example, the political climate in the United States has created some uncertainty whether the United States might impose tariffs or other restrictions on foreign imports, including imports from Mexico. If any such tariffs are imposed on products or components that we import, including those manufactured by Jabil, our costs could increase or our gross margins could be negatively impacted. Furthermore, any adverse change in the financial or business condition or our third party contract manufacturers could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturers and cannot find a suitable alternative in a timely manner, we may lose revenue, incur increased costs and damage our relationships with our channel partners and end-user customers. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers are unable to fulfill, or if they are unable to provide us with an adequate supply of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

Defects, errors or vulnerabilities in our products, or the failure of our solution to improve network security, could harm our reputation and business.
Our products are complex and have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects in our products may impede or block network traffic or cause our products to fail to provide network traffic visibility as intended. Further, defects in our products may impair the functionality or performance of the appliances and applications that rely on the data provided by our products. Defects in our products may lead to product returns and require us to implement design changes or software updates. Additionally, defects or vulnerabilities in our products or services may cause the networks of our end-user customers to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt the networking traffic of our end-user customers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to fix the defect or vulnerability in our products or services. Furthermore, as we increasingly design and market our products with specific security-related features, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. Any successful security attack on our network or on the network of one of our end-user customers that could be traced to a defect or vulnerability in one of our products or services could lead to significant liability or reputational harm that could have a material adverse impact on our operating results.
Any defects or errors in our products, or the perception of such defects or errors, could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors or defects;

•	loss of existing or potential end-user customers or channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	delay in the development or release of new products or services;

•	negative publicity, which will harm our reputation;

•	warranty claims against us, which could result in an increase in our provision for warranty reserve;

•	an increase in collection cycles for accounts receivable or the expense and risk of litigation; and

•	harm to our operating results.
Although we have limitation of liability provisions in our standard terms and conditions, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.
We rely on the availability of licenses to third-party software and other intellectual property.
Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew certain licenses, expand the scope of certain existing licenses or seek new licenses, relating to various aspects of these products and services, or otherwise relating to our business, which may result in increased license fees. There can be no assurance that the necessary licenses will be available on acceptable terms, if at all. In addition, a third-party may assert that we or our end-user customers, are in breach of the terms of a license, which could, among other things, give such third-party the right to terminate a license, seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services, and could otherwise disrupt our business, until equivalent technology can be identified, licensed, developed and integrated (if at all). Any of these events could have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a non-exclusive basis may limit our ability to differentiate our products from those of our competitors.

Furthermore, we have a license and services agreement with Tall Maple Systems, Inc., or Tall Maple, pursuant to which we have been granted a perpetual, non-exclusive, worldwide license to certain software code of Tall Maple, which we integrate into the software components of our H Series products and certain additional products and which can be integrated into our other products and applications. In return, we paid Tall Maple a license fee. The agreement can only be terminated for cause upon written notice of a material breach and if the other party does not cure such breach within 30 days of such notice. We were notified in 2013 that the assets of Tall Maple were acquired by a third party. If our agreement with Tall Maple is terminated as a result of a material breach by us that we do not timely cure, we may need to identify, license or develop equivalent software, and integrate such replacement software into the software component of our H Series products, which could impede our ability to sell our H Series products until equivalent software is identified, licensed or developed, and integrated. These delays, if they occur, could adversely affect our business, operating results and financial condition.
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
As of December 31, 2016, we had 35 issued patents in the United States, but this number may be relatively small in comparison to some of our competitors and potential competitors. Additionally, as of December 31, 2016, we had 30 pending U.S. patent applications. Internationally, as of December 31, 2016, we had 9 issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. For example, the laws of India, where we have established a research and development facility, do not protect our proprietary rights to the same extent as the laws of the United States. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.
From time to time, we may need to take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition and cash flows. If we are unable to adequately protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business and operating results.
Patent and other intellectual property disputes are common in the network infrastructure industry. Some companies in the network infrastructure industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our end-user customers or against channel partners whom we indemnify against claims that our products violate the intellectual property rights of third parties. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
The patent portfolios of our most significant competitors and potential competitors may be larger than ours. Any disparity between our patent portfolio and the patent portfolios of our most significant competitors or potential competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.
An adverse outcome of a dispute may require us to, among other things; pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages or royalty obligations we may become subject to, and any third-party indemnity we may need to provide, as a result of an adverse outcome could harm our operating results. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could seriously harm our business, financial condition and operating results.
Under the indemnification provisions of our standard channel contracts and certain additional sales contracts, we agree to defend against third-party claims asserting infringement of certain intellectual property rights, which typically include patents, copyrights and trademarks, and to pay judgments entered on, and certain damages and costs in connection with, such claims. Our exposure under the channel indemnification provisions is generally limited to the total amount paid under the agreement (i) for the twelve months preceding the claim or (ii) for the products at issue. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. We have not incurred any material costs in the past as a result of such indemnification obligations, and have not accrued any liabilities related to such obligations in our consolidated financial statements.
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
Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART, Gigamon Visibility Platform for AWS and G-TAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances and the related family of products and services. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.
Adverse economic conditions or reduced information technology and network infrastructure spending may adversely impact our business and operating results.
Our business depends on the overall demand for information technology, network infrastructure and the market for network security analysis, compliance and monitoring tools. In addition, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. As global or regional economic conditions continue to be volatile or economic uncertainty remains, trends in information technology and network infrastructure spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead end-user customers to delay or reduce purchases of our solution. Demand for our solution may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty. Our sensitivity to economic cycles and any related fluctuation in demand may have a material adverse effect on our business, financial condition and operating results.
The market for cloud-based and cloud-focused solutions has been accelerating. If the market does not continue to develop or develops more slowly than we expect, or our cloud-focused solutions are not adopted or adopted more slowly than we anticipate, our business could be harmed.
We recently introduced our first Visibility Platform offering addressing the public cloud (Gigamon Visibility Platform for Amazon Web Services (AWS)) and expect to expand the range of our cloud-focused offerings in the future. Many factors may affect the market acceptance of cloud-based and cloud-focused solutions, including:
•perceived security capabilities and reliability;
•perceived concerns about the ability to scale operations for large enterprise customers;
•concerns with entrusting a third party to store and manage critical data; and
•the level of configurability or customizability of the solution.
If this market does not continue to accelerate as we anticipate, if organizations that establish a presence in the cloud do not perceive the benefits of our cloud-focused solutions, or if our competitors or new market entrants are able to develop cloud-focused solutions that are or are perceived to be more effective than ours, this portion of our business may not grow further or may develop more slowly than we expect, either of which would adversely affect our business and operating results.
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
Our service revenue has become a more meaningful part of revenue in recent periods. Starting in the quarter ended September 26, 2015, we began to sell first year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support was bundled as part of the initial contract to purchase our products. Sales of new or renewal services contracts may decline and fluctuate as a result of a number of factors, including end-user customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our end-user customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue over the term of the relevant service period, which is typically twelve months. As a result, some of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewed service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our operating results until future periods. Our service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
Seasonality may cause fluctuations in our revenue and operating results.
We have experienced seasonality in our product revenue and operating results in the past, and we believe that we will continue to experience such seasonality in the future. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We believe that this results in part from the procurement, budgeting and deployment cycles of many of our end-user customers. We generally expect a relative increase in sales in the second half of each year as budgets of our end-user customers for annual capital purchases are being fully utilized. We expect that seasonality will continue to affect our revenue and operating results in the future.
Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results will be negatively affected.
We have experienced rapid growth over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. In addition, some of the members of our current management team have only been working together for a short period of time. We also anticipate that additional investments in key channel partnerships and direct-sales personnel, as well as infrastructure, marketing and research and development spending, will be required to:

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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In addition, certain members of our current management team have recently joined us, including our Chief Financial Officer, Rex S. Jackson. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.
If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and operating results. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly-skilled personnel will be critical to our future success. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, the location in which we have a substantial presence and need for highly-skilled personnel. We intend to continue to issue restricted stock units (and, to a lesser extent, stock options) as a key component of our overall compensation and employee attraction and retention efforts. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
Our long-term success depends, in part, on our ability to further expand the sales of our products to end-user customers located outside of the United States, and therefore our business will be susceptible to risks associated with international operations.
While we currently maintain limited operations outside of the United States, we intend to expand these operations in the future. For example, in 2016 we migrated our research and development facility in India and completed the transition of our primary manufacturing operations, through Jabil, to Mexico. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts we may undertake will not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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
The occurrence of any one of these risks could negatively affect our international business and, consequently, our overall business, operating results and financial condition.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign, federal, state and local governmental agency end-user customers have accounted for an increasingly significant amount of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expenses without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our operating results. We have contractual obligations to provide certain channel partners that sell to the government with certain pricing information that they may pass on to government entities. Governments routinely investigate and audit government contractors’ administrative processes and compliance, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require that certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
Our use of and reliance on research and development resources in India may expose us to unanticipated costs or events.
We opened a research and development center in India during the second quarter of fiscal 2015, expanded and relocated our operations there in 2016, and, in the future, expect to increase our headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve our research and development goals or greater resource efficiency. Further, our research and development efforts in India involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering personnel due to intense competition for such resources and resulting wage inflation;

•	the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers or other third parties;

•	heightened exposure to change in the economic, security and political conditions in India;

•	fluctuations in currency exchange rates and regulatory compliance in India; and

•	interruptions to our operations in India as a result of floods and other natural catastrophic events as well as man-made problems such as power disruptions or terrorism.

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
In addition, reconfiguring our IT systems or other business processes in response to changing business needs may be time consuming and costly. To the extent this impacts our ability to react in a timely manner to specific market or business opportunities, our financial results would likely be harmed.
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
The U.S. and various foreign governments have imposed controls, license requirements and restrictions on the import or export of some technologies, especially encryption technology, that apply to our products. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales and adversely affect our revenue. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our operating results.
Due to the global nature of our business, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, similar anti-bribery laws in other jurisdictions in which we operate, or various international trade or export laws.
The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot assure you that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or other anti-bribery laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention. Such efforts may result in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.
Our business strategy may, from time to time, include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, including government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
An acquisition or investment may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized. An acquisition could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
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
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, the FASB issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification.
We are in the early stages of our evaluation of the impact of the new standard on our accounting policies, processes and system requirements and have not made a final decision regarding the adoption method. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts of the new standard we anticipate this standard could have a moderate impact on our consolidated financial statements. However, we cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time. The application of this new guidance may result in a change in the timing and pattern of revenue and cost of sales recognition. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of revenue and cost of sales our operating results could be significantly affected.
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
The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. We rely on our contract manufacturers to ensure that the manufacturer of our physical appliances and major component part suppliers comply with the RoHS Directive requirements. In addition, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these laws. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in the interpretation of the WEEE Directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive.
Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, but, although we cannot predict the future impact of such laws and regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results and financial condition.
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
During the fiscal year December 31, 2016, we assessed that it is more-likely-than-not that we will realize our federal and state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Such evidence included, among others, the Company’s history of profitability and losses, jurisdictional income recognition trends, pre-tax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we released a portion of our valuation allowance on our federal and state deferred tax assets during the year (see Note 9 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K).

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which requires us to diligence, disclose, and report whether or not our products contain conflict minerals. As a recently public company, we filed our initial report with respect to conflict minerals on May 26, 2016 for the 2015 calendar year. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to (i) conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, (ii) potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our (i) legal and financial compliance costs, (ii) make some activities more difficult, time-consuming or costly and (iii) increase demand on our systems and resources, particularly as we have ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 on December 26, 2015. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Additionally, beginning with our Annual Report on Form 10-K for fiscal 2015, our independent registered public accounting firm has been required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, we announced results that fell below our guidance and below analyst expectations for the first and second quarters of fiscal 2014, and for the fourth quarter of fiscal 2016, and those events resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our Initial Public Offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $61.25 through December 31, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales or repurchase of large blocks of our stock; and

•	departures of key personnel.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of additional securities litigation (including a recent purported shareholder class action lawsuit filed against us on January 27, 2017). Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have a material adverse effect on our business, operating results and financial condition.
Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 36,303,219 shares of common stock outstanding as of December 31, 2016, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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
The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts have only relatively recently commenced research coverage of us. In the event securities or industry analysts who cover our company downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our worldwide headquarters are located in Santa Clara, California and occupy approximately 105,600 square feet of office space under a sublease arrangement that expires in March 2018 for an aggregate net base rent of $10.7 million, which we extended in February 2017 so that it expires in May 2023 for aggregate additional net base rent of $18.0 million. In addition to the base rent, we are responsible, under the new lease, for payment of a management fee, certain insurance costs and real property taxes.
Additionally, in February 2017, we entered into a lease agreement for office space adjacent to our headquarters totaling approximately 45,896 rentable square feet, which commences in October, 2017 and expires in March, 2025, for an aggregate net base rent of $14.4 million. In addition to the base rent, we are responsible under the lease for the payment of certain insurance costs and real property taxes.
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
Item 3. Legal Proceedings
On January 27, 2017, a purported shareholder class action was filed in the United States District Court for the Northern District of California against us and three of our current and former officers, Rodriguez v. Gigamon Inc., et al., Case No. 17-cv-00434 (N.D. Cal. filed Jan. 27, 2017).  The plaintiff alleges that we made false and misleading statements about our business, operations and prospects, including statements about our guidance for the fourth quarter of 2016.  The complaint asserts claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and SEC Rule 10b-5 on behalf of all persons and entities who acquired our securities between October 27, 2016 and January 17, 2017. The complaint seeks unspecified monetary damages, attorneys' fees and costs and other relief.  We believe this lawsuit is without merit and intend to defend against it vigorously.
In addition, we may, from time to time, be subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition or cash flows.
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
Holders of Record
As of February 15, 2017, there were 150 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal 2015:
First Quarter	$21.99	$15.10
Second Quarter	$34.80	$20.51
Third Quarter	$33.80	$21.00
Fourth Quarter	$29.52	$18.93
Fiscal 2016:
First Quarter	$32.00	$21.23
Second Quarter	$38.96	$28.16
Third Quarter	$56.38	$35.58
Fourth Quarter	$61.25	$44.75
On December 30, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $45.55 per share.
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

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Gigamon Inc., the NYSE Composite Index,
and the NASDAQ Telecommunications Index
* $100 invested on 6/12/13 in stock or 5/31/13 in index, including reinvestment of dividends. Fiscal year ending December 31, 2016
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial Data
Effective January 1, 2013, we changed our reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2016 was a 53-week fiscal year that ended on December 31, 2016. The first quarter in fiscal year 2016 was a 14-week quarter, each remaining quarter was a 13-week quarter. Fiscal years 2015, 2014, and 2013 were 52-week fiscal years that ended on December 26, 2015, December 27, 2014, and December 28, 2013, respectively. Each quarter in these fiscal years was a 13-week quarter.
The following tables summarize our historical consolidated financial data. We have derived the summary consolidated statement of operations data for fiscal 2016, 2015, and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and December 26, 2015, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2013 and 2012, and the selected consolidated balance sheet data as of December 27, 2014, December 28, 2013, and December 31, 2012, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following summary consolidated financial and other data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product	$215,235	$152,734	$105,594	$101,717	$69,516
Service	95,620	69,241	51,536	38,578	27,199
Total revenue	310,855	221,975	157,130	140,295	96,715
Cost of revenue:
Product	46,029	38,878	31,001	26,103	18,039
Service	8,772	6,917	6,447	4,727	2,246
Total cost of revenue (1)	54,801	45,795	37,448	30,830	20,285
Gross profit	256,054	176,180	119,682	109,465	76,430
Operating expenses:
Research and development (1)	68,084	49,571	42,806	42,067	17,730
Sales and marketing (1)	122,661	87,541	76,063	72,024	39,359
General and administrative (1)	34,898	27,459	20,683	25,575	11,665
Total operating expenses	225,643	164,571	139,552	139,666	68,754
Income (loss) from operations	30,411	11,609	(19,870)	(30,201)	7,676
Interest income	926	446	308	95	64
Other expense, net	(691)	(191)	(94)	(94)	(70)
Income (loss) before income tax benefit (provision)	30,646	11,864	(19,656)	(30,200)	7,670
Income tax benefit (provision)	18,786	(5,678)	(21,134)	20,663	(139)
Net income (loss)	49,432	6,186	(40,790)	(9,537)	7,531
Accretion of preferred units to redemption value and issuance costs	—	—	—	(1,088)	(2,236)
Loss (earnings) distributable to preferred stock holders	—	—	—	1,107	(1,690)
Net income (loss) attributable to common stockholders	$49,432	$6,186	$(40,790)	$(9,518)	$3,605
Net income (loss) per share attributable to common stockholders:
Basic	$1.40	$0.18	$(1.27)	$(0.39)	$0.21
Diluted	$1.31	$0.17	$(1.27)	$(0.39)	$0.21
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	35,431	33,618	32,200	24,722	17,300
Diluted	37,643	35,866	32,200	24,722	17,303

(1)The following tables present stock-based compensation and related payroll tax expense and expenses related to our performance units and related payroll taxes included in each expense category:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012
	(in thousands)
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$2,011	$1,940	$1,743	$3,496	$153
Research and development	13,270	9,533	8,523	11,467	542
Sales and marketing	12,318	9,792	8,433	11,034	893
General and administrative	12,401	9,445	6,780	6,546	2,011
Total stock-based compensation and related payroll tax expenses	$40,000	$30,710	$25,479	$32,543	$3,599

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012
	(in thousands)
Performance units and related payroll tax expenses:
Cost of revenue	$—	$—	$—	$353	$—
Research and development	—	—	—	5,188	—
Sales and marketing	—	—	—	7,991	—
General and administrative	—	—	—	6,839	—
Total performance unit and related payroll tax expenses	$—	$—	$—	$20,371	$—

	As of
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$148,926	$120,212	$38,941	$79,908	$18,675
Short-term investments	109,238	90,001	110,465	58,242	—
Working capital	246,088	166,288	122,697	111,468	647
Total assets	400,999	279,619	197,830	195,326	51,258
Redeemable convertible preferred units	—	—	—	—	28,344
Total stockholders’ equity (members’ deficit)	$262,660	$155,356	$115,435	$123,438	$(30,045)

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
Overview
We have developed an innovative solution that delivers pervasive and dynamic intelligent visibility and control of data-in-motion traversing enterprise, federal and service provider networks. Our Visibility Platform consists of a distributed system of nodes (that in combination establish a Visibility Fabric) that enable an advanced level of visibility, modification and control of network traffic. Our Visibility Platform is comprised of physical appliances and virtual nodes that can be deployed in data centers, central offices, virtualized / private cloud / public cloud environments, and small form-factor remote site appliances that in combination enable pervasive visibility of network infrastructures. We believe our Visibility Platform enables organizations to significantly improve their ability to manage, secure and understand critical data-in-motion that matters the most. Organizations can enhance their cyber-security posture by leveraging the power of network visibility to establish visibility within the perimeter of their IT infrastructure. Mobile service providers can gain subscriber-aware visibility into their IT infrastructure enabling them to reduce operational costs, increase revenue generating opportunities and provide improved services for the subscribers; and IT departments to significantly increase the effectiveness, efficiency and performance of their network management, analysis and compliance tools.
We generate product revenue primarily from sales of perpetual software licenses installed on physical appliances that are part of our Visibility Platform to channel partners, including distributors and resellers, as well as directly to end-user customers. We sell our products directly through our own sales force and indirectly through our channel partners. We provide our channel partners with marketing assistance, technical training and support.
We generate service revenue primarily from the sale of maintenance and support services for our products. Starting in the quarter ended September 26, 2015, we began to sell first year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support services was generally bundled or purchased with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.
We have experienced significant growth since our inception in 2004. Our revenue increased from $157.1 million in fiscal 2014 to $310.9 million in fiscal 2016, representing a compounded annual growth rate, or CAGR, of 41%. In fiscal 2016 we had more than 2,300 customers as compared to approximately 1,900 customers in fiscal 2015. Our net income was $49.4 million and $6.2 million in fiscal 2016 and 2015, respectively, and our net loss was $40.8 million in fiscal 2014. We generated cash from operations of $37.0 million, $63.4 million and $11.1 million in fiscal 2016, 2015 and 2014, respectively. We operate as a single reportable segment.

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Key Performance Indicators:
Revenue	$310,855	$221,975	$157,130
Gross margin	82%	79%	76%
Income (loss) from operations	$30,411	$11,609	$(19,870)

	As of
	December 31, 2016	December 26, 2015
Deferred service revenue	$97,646	$73,454
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
Over time, we expect our product revenue to increase as we continue to add new end-user customers, expand the volume of shipments to our current end-user customers and introduce new products.
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
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 636 as of December 31, 2016, compared to 446 as of December 26, 2015 and 340 as of December 27, 2014. We expect to continue to hire new employees to support our anticipated growth, with a particular focus on sales and marketing and research and development employees.
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
Interest income and other income (expense), net
Interest income consists primarily of income earned on our invested cash, cash equivalents and short-term investments. Historically, interest income has not been material, and is not expected to be material despite our increased level of invested cash.
Other income (expense), net consists primarily of foreign currency exchange gains (losses) related to transactions denominated in currencies other than the U.S. dollar, which have not been material to date.

Benefit (Provision) for income taxes
On May 31, 2013, we converted from a Delaware limited liability company (a pass through entity not subject to U.S. federal and state income taxes) to a Delaware corporation. Accordingly, following such conversion, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, as amended, or the Code, and, therefore, are subject to both federal and state income taxes. The provision for income taxes in fiscal 2014, was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States during the second quarter of fiscal 2014 and for taxes assessed by foreign jurisdictions. As of June 28, 2014, we determined it was more-likely-than-not that we would not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million was charged to an income tax provision.
The benefit for income taxes for the year ended December 31, 2016, was primarily related to the partial release of this valuation allowance, partially offset by a provision for taxes related to income in the United States, with additional taxes assessed by foreign jurisdictions. As of December 31, 2016 we assessed that it is more-likely-than-not that we will realize our federal and a portion of our state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in the United States to realize the deferred tax assets. We released the valuation allowance on our federal and a portion of our state deferred tax assets during the fiscal year ended December 31, 2016. The releases resulted in the recognition of certain deferred tax assets and a decrease to our income tax provision.
Stock-based compensation expense and related payroll taxes
We record stock-based compensation expense related to stock options, restricted stock units, or RSUs, and shares offered under our 2013 Employee Stock Purchase Plan and related payroll tax expense. Total stock-based compensation expense, net of estimated forfeitures, and related payroll tax expense was $40.0 million, $30.7 million and $25.5 million in fiscal 2016, 2015, and 2014, respectively. As of December 31, 2016, unrecognized stock-based compensation expense, net of estimated forfeitures, was $37.6 million. To the extent actual forfeiture rates are different from what we have anticipated, stock-based compensation expense related to these awards will be different from our expectations.
Reporting Calendar
Our reporting period is based on a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year ending on December 31, 2016. Fiscal 2015 and 2014 were 52-week fiscal years ending on December 26, 2015, and December 27, 2014, respectively, and each quarter was a 13-week quarter.

Results of Operations
The following tables set forth our results of operations for the fiscal years presented in dollars and as a percentage of our revenue (in thousands, except percentages):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Consolidated Statement of Operations Data:
Revenue:
Product	$215,235	$152,734	$105,594
Service	95,620	69,241	51,536
Total revenue	310,855	221,975	157,130
Cost of revenue:
Product	46,029	38,878	31,001
Service	8,772	6,917	6,447
Total cost of revenue	54,801	45,795	37,448
Gross profit	256,054	176,180	119,682
Operating expenses:
Research and development	68,084	49,571	42,806
Sales and marketing	122,661	87,541	76,063
General and administrative	34,898	27,459	20,683
Total operating expenses	225,643	164,571	139,552
Income (loss) from operations	30,411	11,609	(19,870)
Interest income	926	446	308
Other expense, net	(691)	(191)	(94)
Income (loss) before income tax benefit (provision)	30,646	11,864	(19,656)
Income tax benefit (provision)	18,786	(5,678)	(21,134)
Net income (loss)	$49,432	$6,186	$(40,790)
Net income (loss) includes stock-based compensation expense and performance units expense allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$2,011	$1,940	$1,743
Research and development	13,270	9,533	8,523
Sales and marketing	12,318	9,792	8,433
General and administrative	12,401	9,445	6,780
Total stock-based compensation and related payroll tax expenses	$40,000	$30,710	$25,479

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Percentage of Revenue:
Revenue:
Product	69%	69%	67%
Service	31%	31%	33%
Total revenue	100%	100%	100%
Cost of revenue	18%	21%	24%
Gross margin	82%	79%	76%
Operating expenses:
Research and development	22%	22%	27%
Sales and marketing	39%	40%	49%
General and administrative	11%	12%	13%
Total operating expenses	72%	74%	89%
Income (loss) from operations	10%	5%	(13)%
Interest income	—%	—%	—%
Other expense, net	—%	—%	—%
Income (loss) before income tax benefit (provision)	10%	5%	(13)%
Income tax benefit (provision)	6%	(2)%	(13)%
Net income (loss)	16%	3%	(26)%
Comparison of Fiscal 2016 and Fiscal 2015
Revenue

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$215,235	$152,734	$62,501	41%
Service	95,620	69,241	26,379	38%
Total revenue	$310,855	$221,975	$88,880	40%
Product revenue increased $62.5 million in fiscal 2016 compared to fiscal 2015, due to an increase of $66.2 million in sales across most of our product portfolio, particularly our high density H series products and Tap and Aggregation products. These increases were partially offset by reduced sales of $3.7 million from our earlier-generation products.
Service revenue increased $26.4 million in fiscal 2016 compared to fiscal 2015, due to increased sales to our installed base of existing end-user customers.

Cost of revenue and gross margin

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$46,029	$38,878	$7,151	18%
Service	8,772	6,917	1,855	27%
Total cost of revenue	$54,801	$45,795	$9,006	20%
Gross margin:
Product	79%	75%
Service	91%	90%
Total gross margin	82%	79%
Stock-based compensation and related payroll tax expense included in cost of revenue	$2,011	$1,940	71	4%
Gross margin increased to 82% in fiscal 2016 from 79% in fiscal 2015, driven by lower manufacturing and distribution costs, improved manufacturing efficiencies, pricing improvements, and efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Product gross margin increased to 79% in fiscal 2016 from 75% in fiscal 2015, driven by lower manufacturing and distribution costs, improved manufacturing efficiencies, and pricing improvements.
Service gross margin increased to 91% in fiscal 2016 from 90% in fiscal 2015, due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Operating expenses

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$68,084	$49,571	$18,513	37%
Sales and marketing	122,661	87,541	35,120	40%
General and administrative	34,898	27,459	7,439	27%
Total operating expenses	$225,643	$164,571	$61,072	37%
Stock-based compensation and related payroll tax expense included in:
Research and development	$13,270	$9,533	$3,737	39%
Sales and marketing	12,318	9,792	2,526	26%
General and administrative	12,401	9,445	2,956	31%
Total stock-based compensation expense	$37,989	$28,770	$9,219	32%

As noted above, the quarter ended April 2, 2016 was a 14-week quarter while the quarter ended March 28, 2015 was 13-weeks, consequently the fiscal year ended December 31, 2016 had 53-weeks while the fiscal year ended December 26, 2015 had 52-weeks. This incremental week of expense drove an approximate 2% increase in our operating expenses for the fiscal year 2016. This difference, along with the explanations below, contributed to the year-over-year change in operating expenses.
Research and development expenses increased $18.5 million in fiscal 2016 compared to fiscal 2015 as we continued to invest in the expansion and support of our product portfolio to support our growth. This increase was primarily driven by $11.7 million of additional personnel costs, including increases in payroll and payroll tax expenses of $5.3 million, bonus related costs of $1.6 million, and increased stock-based compensation and related payroll tax expenses of $3.7 million, partially offset by $0.9 million of lower contractor expenses. The remaining research and development expense increase primarily consisted of a $3.4 million increase in related facilities and IT expenses and a $2.6 million increase in product development expenses.
Sales and marketing expenses increased $35.1 million in fiscal 2016 compared to fiscal 2015, as we significantly expanded our sales team to drive growth. This increase was primarily driven by $25.4 million of additional personnel costs, including increases in payroll and payroll tax expenses of $10.3 million, commission expenses of $9.0 million and stock-based compensation and related taxes of $2.5 million. The remaining sales and marketing expense increase primarily consisted of a $3.7 million increase in our sales and marketing promotional related expenses, an increase of $3.3 million in related facilities and IT expenses and an increase of $1.4 million in travel expense.
General and administrative expenses increased $7.4 million in fiscal 2016 compared to fiscal 2015, primarily driven by $7.3 million of additional personnel costs, including increases in stock-based compensation and related payroll tax expenses of $3.0 million, payroll and payroll tax expenses of $2.5 million, contractor related expenses of $0.7 million and bonus related costs of $0.4 million. Professional services fees and general office expenses drove the remainder of the general and administrative increase.
Income Tax Provision

	Fiscal Year Ended			% Change
	December 31, 2016	December 26, 2015	Change
	(dollars in thousands)
Income tax benefit (provision)	$18,786	$(5,678)	$24,464	(431)%
We account for income taxes under the asset and liability approach. This process involves estimating our actual current tax exposure, assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future forecasted taxable income or losses.
The benefit for income taxes for the year ended December 31, 2016, was primarily related to the partial release of our valuation allowance, partially offset by a provision for taxes related to taxable income in the United States with additional taxes assessed by foreign jurisdictions. As of December 31, 2016, we assessed that it is more-likely-than-not that we will realize our federal and a portion of our state deferred tax assets based on the positive evidence that we would generate sufficient income in the United States to realize the deferred tax assets. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we released valuation allowance on our federal and a portion of our state deferred tax assets.
Comparison of Fiscal 2015 and Fiscal 2014
Revenue

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	Increase	% Increase
	(dollars in thousands)
Revenue:
Product	$152,734	$105,594	47,140	45%
Service	69,241	51,536	17,705	34%
Total revenue	$221,975	$157,130	64,845	41%
Product revenue increased $47.1 million in fiscal 2015 compared to fiscal 2014, primarily due to the increase in sales of our high density H Series products, along with incremental revenue from our software and security product offerings.

Service revenue increased $17.7 million in fiscal 2015 compared to fiscal 2014, primarily due to the growth in our installed base of end-user customers under maintenance and support contracts.
Cost of revenue and gross margin

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	Increase	% Increase
	(dollars in thousands)
Cost of revenue:
Product	$38,878	$31,001	$7,877	25%
Service	6,917	6,447	470	7%
Total cost of revenue	$45,795	$37,448	$8,347	22%
Gross margin:
Product	75%	71%
Service	90%	87%
Total gross margin	79%	76%
Stock-based compensation expense included in cost of revenue	$1,940	$1,743	197	11%
Gross margin increased to 79% in fiscal 2015 from 76% in fiscal 2014. This improvement was driven primarily by a $1.9 million net decrease in inventory write downs, favorable product mix with higher software content, efficiency gains associated with supporting a larger installed base of end-user customers under maintenance and support contracts, and product cost reductions from our contract manufacturers, pricing improvements.
Product gross margin increased to 75% in fiscal 2015 from 71% in fiscal 2014.This improvement was driven by a net decrease in inventory write-downs, product cost reductions from our contract manufacturers, pricing improvements and favorable product mix with higher software content.
Service gross margin decreased to 90% in fiscal 2015 from 87% in fiscal 2014, primarily due to increased operating efficiencies associated with supporting a larger installed base of end-user customers under maintenance and support contracts.
Operating expenses

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$49,571	$42,806	$6,765	16%
Sales and marketing	87,541	76,063	11,478	15%
General and administrative	27,459	20,683	6,776	33%
Total operating expenses	$164,571	$139,552	$25,019	18%
Stock-based compensation and related payroll tax expense included in:
Research and development	$9,533	$8,523	$1,010	12%
Sales and marketing	9,792	8,433	$1,359	16%
General and administrative	9,445	6,780	$2,665	39%
Total stock-based compensation expense	$28,770	$23,736	$5,034	21%
Research and development expenses increased $6.8 million in fiscal 2015 compared to fiscal 2014 as we continued to invest in the expansion and support of our product portfolio to support our growth. This increase was primarily driven by $5.3 million of additional personnel costs, including increases in bonus expense of $2.8 million, additional payroll and contractor related expenses of $1.5 million, and stock-based compensation and related payroll tax expenses of $1.0 million. The remaining research and development expense increase was driven by a $0.8 million increase in related facilities and IT expenses and $0.4 million increase in depreciation expense.

Sales and marketing expenses increased $11.5 million in fiscal 2015 compared to fiscal 2014, as we expanded our sales team to drive growth. This increase was driven by $9.5 million of additional personnel costs, including increased commission expenses and incentive expenses of $4.9 million, increased stock-based compensation expenses and related payroll tax expenses of $1.4 million and an increase in bonus expenses of $1.1 million.
General and administrative expenses increased $6.8 million in fiscal 2015 compared to fiscal 2014, primarily driven by a $6.4 million increase in additional personnel costs, including an increase in stock based compensation and related payroll tax expenses of $2.7 million and increases in bonus expenses of $2.2 million.
Income Tax (Provision) Benefit

	Fiscal Year Ended			% Change
	December 26, 2015	December 27, 2014	Change
	(dollars in thousands)
Income tax provision	$(5,678)	$(21,134)	$15,456	(73)%
The provision for income taxes for the year ended December 26, 2015, was primarily related to taxable income in the United States with additional taxes assessed by foreign jurisdictions. As of December 26, 2015, we assessed that it is more-likely-than-not that we will not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient income in the United States to realize the deferred tax assets. Accordingly, we recorded and maintained valuation allowance on our federal and state deferred tax assets. In making this determination, we considered all available evidence, both positive and negative. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction.
The provision for income taxes for fiscal 2014 was primarily related to the establishment of a valuation allowance against the deferred tax assets in the United States and the taxes assessed by foreign jurisdictions. As of June 28, 2014 we assessed that it was more-likely-than-not that we would not realize our federal and state deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets. Accordingly, we recorded a valuation allowance on our federal and state deferred tax assets for an amount of $24.6 million which was charged to our income tax provision.
Non-GAAP Financial Measures
We report all financial information required in accordance with GAAP but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation and related payroll taxes, the income tax effect of stock-based compensation expense, and a valuation allowance against deferred tax assets. We consider these non-GAAP financial measures to be important because they provide useful measures of our operating performance, excluding unusual events or factors that do not directly affect what we consider to be our core operating performance, and our management uses them for that purpose. We present non-GAAP financial measures for supplemental informational purposes only to provide additional information in understanding the company’s operating results. The non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from non-GAAP financial measures presented by other companies.
Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
GAAP net income (loss)	$49,432	$6,186	$(40,790)
Stock-based compensation	38,815	29,768	24,658
Stock-based compensation related payroll taxes	1,185	942	821
Income tax effect of release of valuation allowance**	(30,500)	—	—
Income tax effect of non-GAAP adjustments	(10,893)	(7,913)	19,271
Non-GAAP net income	$48,039	$28,983	3,960
Basic GAAP net income (loss) per share	$1.40	$0.18	$(1.27)
Diluted GAAP net income (loss) per share	$1.31	$0.17	$(1.27)
Basic Non-GAAP net income per share	$1.36	$0.86	$0.12
Diluted Non-GAAP net income per share	$1.26	$0.80	$0.12
GAAP and Non-GAAP weighted average number of shares - Basic	35,431	33,618	32,200
GAAP weighted average number of shares - Diluted	37,643	35,866	32,200
Stock-based compensation impact on weighted average number of shares	541	491	1,394
Non-GAAP weighted average number of shares - Diluted	38,184	36,357	33,594
** Non-GAAP tax benefit excludes the tax benefit relating to stock-based compensation expense, the valuation allowance against deferred tax assets, and uses a long-term projected tax rate for the fiscal 2016 annual period.
Liquidity and Capital Resources
As of December 31, 2016, our principal sources of liquidity, which consisted of cash, cash equivalents and investments of $258.2 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of December 31, 2016, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash provided by operating activities	$37,048	$63,433	$11,095
Cash (used in) provided by investing activities	(27,283)	13,813	(59,695)
Cash provided by financing activities	18,949	4,025	7,633
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
In fiscal 2016, our operating activities provided cash of $37.0 million. This consisted of $49.4 million of net income adjusted for $1.2 million of non-cash charges and $13.6 million of cash used by changes in our operating assets and liabilities. The non-cash charges included $38.8 million of stock-based compensation expenses, depreciation and amortization expenses of $6.8 million, and $0.3 million of inventory write-downs, mostly offset by changes in the deferred and other income tax assets of $33.0 million and excess tax benefit from employee stock- based compensation of $12.1 million. The $13.6 million of cash used by changes in operating assets and liabilities was largely due to increases in accounts receivables of $28.0 million, inventory of $9.9 million, and prepaid expenses and other assets of $2.5 million, partially offset by an increase of $15.7 million in deferred revenue and increased accounts payables and accrued liabilities of $9.9 million.
In fiscal 2015, our operating activities provided cash of $63.4 million. This consisted of $6.2 million of net income adjusted for $33.7 million of non-cash charges and $23.5 million of cash provided by changes in our operating assets and liabilities. The non-cash charges included $29.8 million of stock-based compensation expenses, depreciation and amortization expenses of $6.5 million, $1.7 million of inventory write-downs and changes in the deferred and other income tax assets of $0.2 million. The $23.5 million of cash provided by changes in operating assets and liabilities were largely due to an increase of $26.6 million in deferred revenue and increased accounts payables and accrued liabilities of $19.1 million, partially offset by an increase in accounts receivables of $19.4 million.
In fiscal 2014, our operating activities provided cash of $11.1 million. The $40.8 million of net loss and $3.1 million of cash used for changes in our operating assets and liabilities was more than offset by $55.0 million of non-cash charges. These non-cash charges included $24.7 million of stock-based compensation expenses, changes in the deferred tax assets of $20.8 million, depreciation and amortization expenses of $6.0 million and $3.5 million of inventory write-downs. The $3.1 million of cash used for changes in operating assets and liabilities were largely used for an $8.8 million inventory increase, a $4.2 million accounts receivable increase, and a $0.9 million increase in prepaid expenses. This was partially offset by increases in deferred revenue of $8.0 million and increased accounts payable and other accrued liabilities of $2.7 million.
Cash flows from investing activities
In fiscal 2016, cash used by investing activities of $27.3 million primarily consisted of net purchases and sales of short-term investments of $19.2 million and purchases of property and equipment of $8.1 million to support the growth of our business.
In fiscal 2015, cash provided by investing activities of $13.8 million primarily consisted of net purchases and sales of short-term investments of $20.1 million partially offset by purchases of property and equipment of $6.3 million to support the growth of our business.
In fiscal 2014, cash used in investing activities of $59.7 million primarily consisted of net purchases and sales of short-term investments of $52.1 million and purchases of property and equipment of $7.6 million to support the growth of our business.
Cash flows from financing activities
In fiscal 2016, cash provided by financing activities was $18.9 million and was primarily due to cash proceeds of $6.8 million from the issuance of common stock pursuant to our ESPP, $12.1 million in excess tax benefits from employee stock-based compensation and $11.7 million from stock option exercises, which was partially offset by $11.7 million in shares repurchased due to tax withholdings upon vesting of RSUs.
In fiscal 2015, cash provided by financing activities was $4.0 million and was primarily due to cash proceeds of $5.1 million from the issuance of common stock pursuant to our ESPP, $4.7 million in excess tax benefits from employee stock-based compensation and $4.4 million from stock option exercises, which was partially offset by $10.2 million in shares repurchased due to tax withholdings upon vesting of RSUs.
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

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$4,848	$11,129	$11,079	$11,827	$38,883
Purchase commitments (2)	15,651	—	—	—	15,651
Total	$20,499	$11,129	$11,079	$11,827	$54,534

(1)Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases.
(2)Purchase commitments primarily represent the total non-cancelable purchase commitments our contract manufacturers make on our behalf.
As of December 31, 2016, we had no tax liabilities recorded related to uncertainty in income tax positions.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Indemnification Obligations
Under the indemnification provisions of our standard channel and certain additional sales related contracts, we agree to defend against certain third-party claims asserting infringement of certain intellectual property rights, which typically include patents, copyrights and trademarks, and to pay judgments entered on, and certain damages and costs in connection with, such claims. Our exposure under the channel indemnification provisions is generally limited to the total amount under the agreement for (i) the twelve months preceding the claim, or (ii) the products at issue. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount specified received under the agreement. We have not incurred any costs as a result of such indemnification obligations and have not accrued any liabilities related to such obligations in our consolidated financial statements. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in company capacities. To date, there have been no claims under any indemnification provisions.
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
When we enter into arrangements to provide more than one product or service or what we refer to as “multiple deliverables,” these arrangements are evaluated to determine if the multiple elements consist of more than one unit of accounting and can be separated accordingly. Based on separation criteria under the guidance, deliverables in multiple element arrangements can be segregated into separate units of accounting if they have value to the customer on a standalone basis. If deliverables can be separated into individual units of accounting, then the arrangement consideration is allocated among deliverables based on their relative selling price. Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. If deliverables cannot be separated into separate units of accounting, then the arrangement will be accounted for as a single unit of accounting and revenue will be recognized when all requirements are met for all deliverables within the arrangement. We have established VSOE for maintenance and support contracts since the majority of selling prices fall within a narrow range when sold separately. TPE is not used since this information is not widely available in the market and we do not consider our products to be similar to or interchangeable with our competitors’ products in standalone sales to similarly situated customers. For deliverables with no established VSOE, such as standard product offerings, we determine the standalone selling price for such deliverables by establishing BESP, which incorporates historical selling prices, the effect of market conditions, gross margin objectives and pricing practices, as well as entity specific factors. We monitor and evaluate BESP on a regular basis to ensure that changes in circumstances are accounted for in a timely manner.
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
Stock-based compensation expense
Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”),and Performance Stock Units ("PSUs") is measured and recognized in the consolidated financial statements based on fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to our limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of a peer group of publicly traded companies. The stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expense for performance-based awards are recognized when the issuance of the underlying awards is probable. Expense for consultant awards is measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. We estimate a forfeiture rate to calculate the stock-based compensation for our awards based on an analysis of our historical experience, analysis of employee turnover and other related factors.
Income Taxes
We are subject to U.S. federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Accordingly, we assess the need for a valuation allowance based on the accounting standard which prescribes a more-likely-than-not realization threshold criterion. Consideration was given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards expiring, and tax planning alternatives. Significant judgment was required to determine whether a valuation allowance was necessary and the amount of such valuation allowance, if appropriate. As discussed in Note 10 to the consolidated financial statements, we recorded a valuation allowance against our federal and state deferred tax assets as of December 27, 2014 and December 26, 2015. As of December 31, 2016, we assessed that it is more-likely-than-not that we will realize our federal and a portion of our state deferred tax assets based on the positive evidence that we would generate sufficient income in the United States to realize the deferred tax assets. Accordingly, we released a valuation allowance on our federal and a portion of our state deferred tax assets.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to defer the effective date of this standard by one year. Additionally, in March 2016 the FASB issued additional information that clarifies the implementation guidance on principal versus agent considerations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and accordingly, we will adopt the new standard effective fiscal year 2018. We are in the early stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements and have not made a final decision regarding the adoption method. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts of the new standard we anticipate this standard could have a material impact on our consolidated financial statements. However, we cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The effective date of this update will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective transition method with early adoption permitted. We expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.
In March 2016, the FASB issued an accounting standard related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation. This standard includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The effective date of this standard will be for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The Company expects to adopt this standard in the first quarter of fiscal year 2017, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company believes the adoption of this standard will increase the volatility of income tax expense.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The effective date of this standard will be for annual periods ending after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted starting in annual periods ending after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In August 2016, the FASB issued new guidance related to Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues to reduce diversity in practice. The clarification includes guidance on items such as debt prepayment or debt extinguishment cost, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The effective date of this standard is for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We plan to adopt this new guidance in the first quarter of fiscal year 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued new guidance that requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. The new guidance will likely impact reporting entities’ effective tax rates. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted using the modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are evaluating the impact of this guidance on our consolidated financial statements.
In November 2016, the FASB new guidance on Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, using a retrospective transition method to each period presented. We do not expect the impact on our consolidated financial statements to be material.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate and foreign currency exchange rate sensitivities.
Interest rate sensitivity
We had cash, cash equivalents and investments of $258.2 million and $210.2 million as of December 31, 2016 and December 26, 2015, respectively. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities as of December 31, 2016 and December 26, 2015, or our interest income for fiscal 2016, 2015, and 2014.
Foreign currency exchange rate sensitivity
The U.S. dollar is the functional currency for us and our subsidiary and our sales to international customers are denominated in U.S. dollars. Because the U.S. dollar is our functional currency, monetary accounts denominated in non-U.S. currencies, such as cash or payables to vendors, are remeasured to U.S. dollars and all gains and losses resulting from remeasurement are recorded in other expense, net in our consolidated statements of operations. Non-monetary assets and liabilities are translated at historical rates. To date, our operating costs have been denominated primarily in U.S. dollars, although we incur a limited amount of operating expenses in non-U.S. currencies such as British pounds, Euros, Indian rupees and Hong Kong dollars. As a result, we have limited exposure to foreign currency exchange rates, and therefore we do not currently enter into foreign currency hedging transactions. If our international operations increase, our exposure to foreign currency exchange rate fluctuations may increase. In fiscal 2016, 2015 and 2014, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gigamon Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Gigamon Inc. and its subsidiaries at December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 24, 2017

Gigamon Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2016	December 26, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,926	$120,212
Short-term investments	109,238	90,001
Accounts receivable, net of allowance for doubtful accounts and sales returns of $979 and $601 as of December 31, 2016 and December 26, 2015, respectively	75,522	47,655
Inventories	11,347	3,813
Prepaid expenses and other current assets	9,909	7,621
Total current assets	354,942	269,302
Property and equipment, net	11,809	9,416
Deferred tax assets	33,094	135
Other assets, non-current	1,154	766
TOTAL ASSETS	$400,999	$279,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,208	$3,724
Accrued liabilities	34,649	37,042
Deferred revenue	68,997	62,248
Total current liabilities	108,854	103,014
Deferred revenue, non current	28,785	19,883
Deferred and other tax liabilities	201	279
Other liabilities, non-current	499	1,087
TOTAL LIABILITIES	138,339	124,263
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of December 31, 2016 and December 26, 2015	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 36,303 and 34,323 shares issued and outstanding as of December 31, 2016 and December 26, 2015, respectively	4	3
Treasury stock—No par value; no shares authorized and outstanding as of December 31, 2016 and 8,110 shares authorized and outstanding as of December 26, 2015	—	(12,469)
Additional paid-in capital	256,774	211,402
Accumulated other comprehensive loss	(17)	(47)
Retained earnings (accumulated deficit)	5,899	(43,533)
TOTAL STOCKHOLDERS’ EQUITY	262,660	155,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,999	$279,619
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Revenue:
Product	$215,235	$152,734	$105,594
Service	95,620	69,241	51,536
Total revenue	310,855	221,975	157,130
Cost of revenue:
Product	46,029	38,878	31,001
Service	8,772	6,917	6,447
Total cost of revenue	54,801	45,795	37,448
Gross profit	256,054	176,180	119,682
Operating expenses:
Research and development	68,084	49,571	42,806
Sales and marketing	122,661	87,541	76,063
General and administrative	34,898	27,459	20,683
Total operating expenses	225,643	164,571	139,552
Income (loss) from operations	30,411	11,609	(19,870)
Interest income	926	446	308
Other expense, net	(691)	(191)	(94)
Income (loss) before income tax benefit (provision)	30,646	11,864	(19,656)
Income tax benefit (provision)	18,786	(5,678)	(21,134)
Net Income (loss)	49,432	6,186	(40,790)
Net income (loss) per share:
Basic	$1.40	$0.18	$(1.27)
Diluted	$1.31	$0.17	$(1.27)
Weighted average shares used in computing net income (loss) per share:
Basic	35,431	33,618	32,200
Diluted	37,643	35,866	32,200
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income (loss)	$49,432	$6,186	$(40,790)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments	30	47	(117)
Comprehensive income (loss)	49,462	6,233	(40,907)
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings/Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 28, 2013	31,152	3	(12,469)	144,810	23	(8,929)	123,438
Stock-based compensation expense	—	—	—	24,800	—	—	24,800
Issuance of common stock upon exercise of stock options	791	—	—	5,351	—	—	5,351
Issuance of common stock related to employee stock purchase plan	458	—	—	5,878	—	—	5,878
Issuance of common stock upon vesting of RSUs	397	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(156)	—	—	(3,125)	—	—	(3,125)
Net loss	—	—	—	—	—	(40,790)	(40,790)
Other comprehensive loss	—	—	—	—	(117)	—	(117)
Balance as of December 27, 2014	32,642	$3	$(12,469)	$177,714	$(94)	$(49,719)	$115,435
Stock-based compensation expense	—	—	—	29,663	—	—	29,663
Issuance of common stock upon exercise of stock options	523	—	—	4,403	—	—	4,403
Issuance of common stock upon vesting of RSUs	1,011	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(380)	—	—	(10,183)	—	—	(10,183)
Issuance of common stock related to employee stock purchase plan	527	—	—	5,099	—	—	5,099
Excess tax benefit from employee stock-based compensation plans	—	—	—	4,706	—	—	4,706
Net income	—	—	—	—	—	6,186	6,186
Other comprehensive income	—	—	—	—	47	—	47
Balance as of December 26, 2015	34,323	$3	$(12,469)	$211,402	$(47)	$(43,533)	$155,356
Stock-based compensation expense	—	—	—	38,893	—	—	38,893
Issuance of common stock upon exercise of stock options	905	1	—	11,689	—	—	11,690
Issuance of common stock upon vesting of RSUs	783	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(294)	—	—	(11,654)	—	—	(11,654)
Issuance of common stock related to employee stock purchase plan	586	—	—	6,785	—	—	6,785
Excess tax benefit from employee stock-based compensation plans	—	—	—	12,128	—	—	12,128
Retirement of treasury stock	—	—	12,469	(12,469)	—	—	—
Net income	—	—	—	—	—	49,432	49,432
Other comprehensive income	—	—	—	—	30	—	30
Balance as of December 31, 2016	36,303	$4	$—	$256,774	$(17)	$5,899	$262,660
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,432	$6,186	$(40,790)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,804	6,490	6,034
Stock-based compensation expense	38,815	29,768	24,658
Deferred and other income taxes	(33,037)	208	20,825
Excess tax benefit from employee stock-based compensation	(12,128)	(4,706)	—
Inventory write-down	346	1,656	3,471
Loss (gain) on disposal of fixed assets	219	(17)	—
Provision for doubtful accounts	147	309	—
Changes in operating assets and liabilities:
Accounts receivable	(28,014)	(19,434)	(4,193)
Inventories	(9,857)	(187)	(8,768)
Prepaid expenses and other assets	(2,510)	(2,561)	(878)
Accounts payable	1,260	1,265	963
Accrued liabilities and other liabilities	9,920	17,830	1,744
Deferred revenue	15,651	26,626	8,029
Net cash provided by operating activities	37,048	63,433	11,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(134,825)	(61,725)	(87,698)
Proceeds from sales of short-term investments	—	2,006	3,010
Proceeds from maturities of short-term investments	115,637	79,821	32,607
Purchase of property and equipment	(8,095)	(6,289)	(7,614)
Net cash (used in) provided by investing activities	(27,283)	13,813	(59,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	6,785	5,099	5,878
Proceeds from exercise of stock options	11,690	4,403	5,364
Costs paid for initial public offering	—	—	(8)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11,654)	(10,183)	(3,125)
Excess tax benefit from employee stock-based compensation	12,128	4,706	—
Distribution of income to Gigamon LLC members	—	—	(476)
Net cash provided by financing activities	18,949	4,025	7,633
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,714	81,271	(40,967)
CASH AND CASH EQUIVALENTS — Beginning of period	120,212	38,941	79,908
CASH AND CASH EQUIVALENTS — End of period	$148,926	$120,212	$38,941
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$2,843	$738	$484
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$589	$756	$207
The accompanying notes are an integral part of these consolidated financial statements.

Gigamon Inc.
Notes to Consolidated Financial Statements
1. Description of the Company
The Company
Gigamon Inc. (the “Company”) designs, develops and sells products and services that together provide customers with visibility and control of network traffic. The Company serves global enterprises, service providers and governments that seek to maintain and improve the security, reliability and performance of their network infrastructure.
The business was founded in 2004 and was originally operated by Gigamon Systems LLC, a California limited liability company or Gigamon Systems. In January 2009, the Company was formed as a limited liability company or Gigamon LLC, in the state of Delaware and Gigamon Systems contributed substantially all of its assets and liabilities to Gigamon LLC in exchange for all of Gigamon LLC’s common units. On May 31, 2013, the Company converted from a Delaware limited liability company into a Delaware corporation and changed the Company’s name from Gigamon LLC to Gigamon Inc. (the "LLC Conversion").
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
Change in Fiscal Year End
Effective January 1, 2013, the Company changed its reporting period from a calendar year ending on December 31 of each year to a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year ending on December 31, 2016. Fiscal years 2015, and 2014 were each 52-week fiscal years ending on December 26, 2015, and December 27, 2014, respectively, with each quarter in these fiscal years a 13-week quarter.
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
Foreign Currency
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars using the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured using historical exchange rates. Expenses are remeasured using an average exchange rate for the respective period. Gains or losses from foreign currency transactions are included in other expense, net. Foreign currency transaction gains and losses have not been material to the consolidated financial statements for all periods presented.
Cash Equivalents and Marketable Securities

All highly liquid marketable securities with original maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense net, in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether an impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in accumulated other comprehensive income (loss). The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
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
Accounts Receivable
Accounts receivable, which represent trade accounts receivable from both channel partners and direct customers, are recorded at the invoiced amounts and do not bear interest. The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. The Company generally requires no collateral from its customers. The Company reviews its accounts receivable to determine if it needs to establish an allowance for doubtful accounts for estimated losses resulting from the customer’s inability to make payments. Management determines the collectability of specific customer accounts by their past transaction history. If financial conditions of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Estimates for allowance for doubtful accounts are charged to operating expenses and a credit to a valuation allowance. Estimates for sales returns are recorded as a reduction to revenue. As of December 31, 2016 and December 26, 2015 the Company recorded an allowance for doubtful accounts and sales return reserves of $1.0 million and $0.6 million, respectively.
The following table presents the activity in the allowance for doubtful accounts and sales return reserves:

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions	Ending Balance
	(in thousands)
Allowance for doubtful accounts
Fiscal Year Ended:
December 27, 2014	$—	$—	$—	$—
December 26, 2015	$—	$309	$—	$309
December 31, 2016	$309	$147	$—	$456

	Beginning Balance	Reduction of revenue	Deductions/Additions (*)	Ending Balance
	(in thousands)
Sales return reserves
Fiscal Year Ended:
December 27, 2014	$191	$1,038	$(1,073)	$156
December 26, 2015	$156	$1,333	$(1,197)	$292
December 31, 2016	$292	$1,185	$(954)	$523
* Deductions/additions related to the sales return reserves represent amounts written off against the reserve, less recoveries.
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
The Company sells its products primarily through channel partners, including distributors and resellers, and occasionally directly to end-user customers. For fiscal 2015 and 2014, no end-user customer accounted for 10% or more of revenue. For fiscal 2016, one end-user customer, T-Mobile, accounted for 10% of revenue.
Customers that represented more than 10% of total revenue and accounts receivable are:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Percent of Revenue:
Customer A (distributor)	33%	40%	47%
Customer B (distributor)	26%	21%	16%
Customer C (end-user)	10%	*	*
 * Represents less than 10% of total revenue

	As of
	December 31, 2016	December 26, 2015
Percent of Accounts Receivable:
Customer A (distributor)	32%	19%
Customer B (distributor)	16%	30%
Customer C (end-user)	10%	11%
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
The Company recorded inventory write-downs of $0.3 million and $1.7 million within cost of revenue and $0.3 million and $0.9 million in recoveries from the sales of previously written-down inventory in fiscal 2016 and 2015, respectively. In fiscal 2014 we recorded inventory write-downs of $3.5 million as a component of cost of revenue.
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
Research and Development and Software Development Costs
Research and development costs are expensed as incurred. The Company's software development process is essentially completed concurrently with the establishment of technological feasibility. To-date, software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs.
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
When sales arrangements contain multiple elements and software and non-software components that function together to deliver the products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy: vendor-specific objective evidence ("VSOE"), if available, third party evidence ("TPE") of the selling price if VSOE is not available, or best estimated selling prices ("BESP") if neither VSOE nor TPE is available.
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
Revenue is recorded net of sales taxes.
Costs of products not yet recognized as revenue are deferred and included as a component of prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2016 and December 26, 2015, deferred cost of product revenue was $0.0 million and $1.6 million, respectively.
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
Stock-Based Compensation

Stock-based compensation expense related to stock-based transactions, including employee and director awards, as well as employee stock purchase plan purchase rights (“ESPP purchase rights”), and Performance Stock Units ("PSUs") is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. Stock-based compensation expense related to equity awards that can be settled in cash is measured based on the fair value on each balance sheet date until the settlement dates. The fair value of option awards and ESPP purchase rights is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the market value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Expected term for stock option awards is determined based on the mid-point of the vest period and the contractual period of each option award due to the Company’s limited historical stock option exercise data. Expected volatility is established based on the historical volatility of the common stock of the Company, combined with the historical volatility of a peer group of publicly traded companies. Stock-based compensation expense, net of estimated forfeitures, is recognized on a graded-vesting basis over the requisite service periods of the awards, unless a performance-based condition exists. Expenses for PSUs are recognized when the issuance of the underlying awards are probable, which is re-measured at each reporting period and the expense is trued up accordingly. Expenses for consultant awards are measured based on the fair value on the vest date. Expenses related to the option grants to consultants that have not been vested as of the reporting date are marked to market until the earlier of the commitment or the completion of the underlying performance. The Company estimates a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its historical experience, analysis of employee turnover and other related factors. The Company currently utilizes two separate forfeiture rates, based on the classification of the employees.
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
Earnings Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stock holders by the weighted-average number of common shares outstanding for the period.
Diluted net income per share is computed by giving effect to all potential dilutive common stock outstanding during the period, including options, restricted stock units, or RSUs, and ESPP purchase rights. The computation of diluted net income does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding options is computed using the treasury stock method. In periods when the Company has incurred a net loss, potential dilutive common securities outstanding have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to defer the effective date of this standard by one year. Additionally, in March 2016 the FASB issued additional information that clarifies the implementation guidance on principal versus agent considerations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, it will adopt the new standard effective fiscal year 2018. The Company is in the early stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements and has not made a final decision regarding the adoption method. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While the Company continues to assess the potential impacts of the new standard it anticipates this standard could have a material impact on its consolidated financial statements. However the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The effective date of this update will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective transition method with early adoption permitted. The Company expects the standard to have a material impact on its assets and liabilities for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its results of operations or liquidity.
In March 2016, the FASB issued an accounting standard related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation. This standard includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The effective date of this standard will be for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The Company believes the adoption of this standard will increase the volatility of income tax expense.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The effective date of this standard will be for annual periods ending after December 15, 2019, and interim periods within that reporting period. Early adoption is permitted starting in annual periods ending after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued new guidance related to Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues to reduce diversity in practice. The clarification includes guidance on items such as debt prepayment or debt extinguishment cost, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The effective date of this standard is for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company plans to adopt this new guidance in the first quarter of fiscal year 2017 and does not expect the adoption to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued new guidance that requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. The new guidance will likely impact reporting entities’ effective tax rates. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted using the modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In November 2016, the FASB issued new guidance, restricted cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, using a retrospective transition method to each period presented. The Company does not expect the impact on its consolidated financial statements to be material.
3. Fair Value Measurements
Cash, Cash Equivalent and Investments
The components of the Company’s cash, cash equivalents and investments are as follows (in thousands):

		Fair Value Measured Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$99,992	$99,992	$—	$—
Commercial paper	1,999	—	1,999
Total cash equivalents	101,991	99,992	1,999	—
Cash	46,935
Total cash and cash equivalents	$148,926
Short-term investments:
Corporate debt securities	$10,110	$—	$10,110	$—
Commercial paper	12,956	—	12,956	—
U.S. agency debt securities	21,697	—	21,697	—
U.S. government securities	64,475	—	64,475	—
Total short-term investments	$109,238	$—	$109,238	$—

		Fair Value Measured Using
	December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$83,852	$83,852	$—	$—
Commercial paper	4,497	—	4,497	—
Total cash equivalents	88,349	83,852	4,497	—
Cash	31,863
Total cash and cash equivalents	$120,212
Short-term investments:
Corporate debt securities	$14,560	$—	$14,560	$—
Commercial paper	8,986	—	8,986	—
U.S. agency debt securities	29,008	—	29,008	—
U.S. government securities	37,447	—	37,447	—
Total short-term investments	$90,001	$—	$90,001	$—
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets. The Company has no assets classified as Level 3. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the fiscal years ended December 31, 2016 and December 26, 2015.
As of December 31, 2016 and December 26, 2015, the Company had no liabilities measured at fair value.
Financial instruments measured at amortized costs, gross unrealized gain, gross unrealized loss and fair value by significant investment categories are summarized as follows (in thousands):

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$99,992	$—	$—	$99,992
Commercial paper	1,999	—	—	1,999
Cash	46,935	—	—	46,935
Total cash and cash equivalents	$148,926	$—	$—	$148,926
Short-term investments:
Corporate debt securities	$10,119	$—	$(9)	$10,110
Commercial paper	12,956	—	—	12,956
U.S. agency debt securities	21,698	1	(2)	21,697
U.S. government securities	64,482	8	(15)	64,475
Total short-term investments	$109,255	$9	$(26)	$109,238

	December 26, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$83,852	$—	$—	$83,852
Commercial paper	4,497	—	—	4,497
Cash	31,863	—	—	31,863
Total cash and cash equivalents	$120,212	$—	$—	$120,212
Short-term investments:
Corporate debt securities	$14,570	$—	$(10)	$14,560
Commercial paper	8,986	—	—	8,986
U.S. agency debt securities	29,031	—	(23)	29,008
U.S. government securities	37,461	3	(17)	37,447
Total short-term investments	$90,048	$3	$(50)	$90,001
The Company’s realized gain was immaterial in the twelve months ended December 31, 2016. There were no securities in a material continuous loss position for 12 months or longer as of December 31, 2016 and December 26, 2015.
The contractual maturity date of the cash equivalents and short-term investments at estimated fair value was as follows (in thousands):

	As of
	December 31, 2016	December 26, 2015
Due within one year	$205,250	$177,852
Due between one and five years	5,979	498
Total	211,229	178,350
Cash	46,935	31,863
Total	$258,164	$210,213
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	December 31, 2016	December 26, 2015
Raw materials	$50	$76
Finished goods	11,297	3,737
Total inventories, net	$11,347	$3,813
Property and equipment, net
Property and equipment, net, are comprised of the following (in thousands):

	As of
	December 31, 2016	December 26, 2015
Equipment and machinery	$20,611	$14,932
Furniture and fixtures	654	308
Leasehold improvements	3,367	2,248
Software	2,519	1,963
Total property and equipment	27,151	19,451
Less accumulated depreciation and amortization	(15,342)	(10,035)
Total property and equipment, net	$11,809	$9,416
Depreciation expense was $5.3 million, $4.8 million and $4.3 million for fiscal 2016, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	December 31, 2016	December 26, 2015
Accrued employee-related costs	$25,468	$25,392
Accrued inventory and other purchases	1,778	2,452
Accrued taxes payable	1,977	1,918
Accrued professional services	667	1,655
Other accruals	4,759	5,625
Total accrued liabilities	$34,649	$37,042
Accrued Warranty
Accrued Warranty is comprised of the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Accrued warranty balance at beginning of period	$807	$875	$686
Accrual for warranty during the period	1,560	984	949
Actual costs incurred	(1,407)	(1,052)	(760)
Accrued warranty balance at end of period	$960	$807	$875

	As of
Warranty accrual reported as:	December 31, 2016	December 26, 2015
Current	$653	$490
Non-current	307	317
Total accrued warranty	$960	$807

Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	December 31, 2016	December 26, 2015
Deferred service revenue	$97,646	$73,454
Deferred product revenue	136	$8,677
Total deferred revenue	$97,782	$82,131
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive income (loss) (in thousands):

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gains (loss)
Balance as of December 28, 2013	$23
Available-for-sale securities:
Unrealized losses	(117)
Total other comprehensive loss	$(117)
Balance as of December 27, 2014	(94)
Available-for-sale securities:
Unrealized gains, net	47
Total other comprehensive income	$47
Balance as of December 26, 2015	(47)
Available-for-sale securities:
Unrealized gains, net	30
Total other comprehensive income	30
Balance as of December 31, 2016	$(17)
There were no reclassifications out of accumulated other comprehensive income (loss) into the consolidated statements of operations in fiscal 2016 and 2015.
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
During fiscal 2014, the Company distributed $0.5 million; and such distribution did not include income taxes for fiscal 2014. As of December 31, 2016 and December 26, 2015, the members’ distribution payable was zero.
6. Commitments and Contingencies
Lease Commitments
The Company leases 105,664 square feet of office space, located in Santa Clara, California, through March 2018, for an aggregate net base rent of $10.7 million. On February 8, 2017, the Company extended this lease for an additional 62 months, expiring in May, 2023 for an aggregate net base rent of $18.0 million. In addition to the monthly base rent, the Company is responsible under the new lease for payment of a management fee, certain insurance costs and real property taxes on a monthly basis. The Company is using the leased space as its worldwide corporate headquarters. In addition, the Company leases office space for its United Kingdom subsidiary under a non-cancelable operating lease that expires in December 2017.
On February 7, 2017, the Company entered into a lease agreement for office space adjacent to its headquarters totaling approximately 45,896 rentable square feet. The term commences on or about October 1, 2017 for an initial term of approximately ninety (90) months, expiring in March, 2025, for an aggregate net base rent of $14.4 million. In addition to the base rent, the Company is responsible under the lease for the payment of certain insurance costs and real property taxes on a monthly basis.
The Company has also entered into lease agreements for additional office space for sales offices in Australia, Brazil, Canada, China, France, Germany, Hong Kong, Italy, India, Japan, Mexico, Russia, Singapore, South Korea, and the United Arab Emirates. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was approximately $3.9 million, $3.2 million and $2.9 million for fiscal 2016, 2015 and 2014, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 were as follows (in thousands):

Fiscal Year:
2017	4,848
2018	5,691
2019	5,439
2020	5,487
2021-2025	17,418
Total	$38,883
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacturing of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company may be obligated to purchase component inventory that is non-cancelable. As of December 31, 2016 and December 26, 2015, the Company’s non-cancelable purchase commitments for such component inventory was $15.7 million and $12.0 million, respectively.
Legal Proceedings
On January 27, 2017, a purported shareholder class action was filed in the United States District Court for the Northern District of California against the Company and three of its current and former officers, Rodriguez v. Gigamon Inc., et al., Case No. 17-cv-00434 (N.D. Cal. filed Jan. 27, 2017).  The plaintiff alleges that the Company made false and misleading statements about its business, operations, and prospects, including statements about its guidance, for the fourth quarter of 2016.  The complaint asserts claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of all persons and entities who acquired the Company’s securities between October 27, 2016 and January 17, 2017.  The complaint seeks unspecified monetary damages, attorneys' fees and costs and other relief. The Company believes this lawsuit is without merit and intends to defend against it vigorously.
In addition, from time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate be expected to have a material adverse effect on its business, operating results, financial condition or cash flows.

Indemnification Obligations
Under the indemnification provisions of its standard channel contracts and certain additional sales related contracts, the Company agrees to defend against certain third party claims asserting infringement of certain intellectual property rights, which typically include patents, copyrights and trademarks, and to pay judgments entered on, and certain damages and costs in connection with, such claims. The Company’s exposure under the channel indemnification provisions is generally limited to the total amount paid under the agreement (i) the twelve months preceding the claim, or (ii) the products at issue. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount specified. The Company has not incurred any costs as a result of such indemnification obligations and has not accrued any liabilities related to such obligations in its consolidated financial statements. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in company capacities. To date, there have been no claims under any indemnification provisions.
7. Preferred Stock and Stockholders’ Equity
Preferred Stock
The Company has authorized 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. As of December 31, 2016 and December 26, 2015, the Company had no shares of preferred stock issued or outstanding.
Common Stock
The Company has authorized 1,000,000,000 shares of common stock, $0.0001 par value per share. Each holder of common stock is entitled to one vote for each share of common stock held. Cumulative voting for the election of directors is not provided in the Company’s amended and restated certificate of incorporation. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board of Directors ("the Board"), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine.
As of December 31, 2016 and December 26, 2015, the Company had 36,303,219 and 34,323,457 shares of common stock issued and outstanding, respectively.
Treasury Stock
As of December 26, 2015, the Company had 8,109,848 shares of treasury stock outstanding, with a carrying value of $12.5 million, or $1.53 per share, within stockholders’ equity on its consolidated balance sheet. The treasury stock was repurchased in fiscal 2010 pursuant to a purchase and redemption agreement. During the fiscal year ended December 31, 2016, the Board authorized the retirement of the treasury stock.
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s Option Plan were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the Option Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of December 31, 2016, outstanding awards under the 2013 Equity Plan and the Option Plan covered 3,472,235 shares and 388,429 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units and performance shares to employees, directors and consultants of the Company.

Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering in June 2013 (the "IPO"), the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance and the number of authorized shares under the ESPP is subject to increase on an annual basis. In the twelve months ended December 26, 2015 and December 27, 2014, the Board authorized an additional 439,422 shares of common stock for future issuance under the ESPP. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ended on August 17, 2015. In fiscal 2016, 2015, and 2014, the Company recorded stock-based compensation expense of $4.1 million, $2.7 million and $4.2 million, respectively for its ESPP. During fiscal 2016 there were two purchase periods that resulted in the issuance of 586,132 shares of common stock at a weighted average purchase price of $11.75 per share.
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
The following table summarizes the stock option activity related to shares of common stock under the Company's Option Plans.

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balance — December 28, 2013	3,367,637	$9.77	8.78	$62,725
Options granted	646,444	$20.21
Options exercised	(790,147)	$6.73
Options canceled	(843,966)	$11.75
Balance — December 27, 2014	2,379,968	$12.91	7.50	$14,368
Options granted	408,000	$21.44
Options exercised	(523,398)	$8.42
Options canceled	(93,850)	$9.76
Balance — December 26, 2015	2,170,720	$15.73	7.14	$24,910
Options granted	170,000	$46.62
Options exercised	(904,939)	$12.92
Options canceled	(44,610)	$20.25
Balance — December 31, 2016	1,391,171	$21.19	6.39	$35,076
Vested and expected to vest — December 27, 2014	2,230,425	$12.71	8.17	$13,754
Exercisable — December 27, 2014	936,061	$9.71	7.85	$7,643
Vested and expected to vest — December 26, 2015	2,066,613	$15.55	7.14	$24,088
Exercisable — December 26, 2015	1,114,119	$13.23	7.20	$15,536
Vested and expected to vest — December 31, 2016	1,328,319	$20.66	6.40	$34,036
Exercisable — December 31, 2016	804,475	$16.58	6.44	$23,306

Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $45.55, $26.82 and $17.47 as of December 31, 2016, December 26, 2015 and December 27, 2014, respectively, for the total number of underlying options.
During fiscal 2016, the Company accelerated the vesting of 16,059 shares of common stock pursuant to outstanding stock options and 8,582 RSUs, of certain employees, pursuant to the terms of their severance agreements. This accelerated vesting resulted in an expense reversal of $0.4 million during the fiscal year 2016 as the expenses associated with the vested options and RSUs on the date of modification were lower than the previously recognized stock-based compensation expense.
During fiscal 2016, the Company entered into a consulting and transition agreement with a departing executive. Pursuant to the agreement the executive continues to vest in such executive's stock options and RSU’s as a consultant until the termination of the agreement. The terms of the consulting and transition agreement resulted in an expense of $0.8 million in fiscal 2016.
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
During fiscal 2014, the Company entered into a consulting agreement with a departing executive. Pursuant to the agreement the executive continued to vest stock options and RSUs as a consultant until the termination of the agreement. The terms of the consulting agreement resulted in a net expense reversal of $0.3 million since the total compensation cost previously recognized exceeded the fair market value of the stock options and RSU’s expected to vest as a result of the consulting agreement.
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
Additional information regarding the Company’s outstanding stock options and vested and exercisable stock options is summarized below:

	As of December 31, 2016
	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Shares Subject to Stock Options	Weighted- Average Exercise Price per Share
$0.00 - $12.42	304,000	6.81	$9.80	167,960	$9.24
$13.11 - $17.57	370,760	6.76	$15.45	311,750	$15.27
$19.00 - $19.00	25,492	6.42	$19.00	16,895	$19.00
$21.44 - $21.44	328,167	6.13	$21.44	122,332	$21.44
$29.36 - $57.45	362,752	5.13	$37.89	135,381	$30.16
	1,391,171	6.39	$21.19	804,475	$16.58
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
The following table summarizes the RSU activity under the Company’s Option Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance - December 28, 2013	840,949	$21.00	1.40	23,790
RSUs granted	1,668,228	$19.58
RSUs vested	(397,239)	$21.18
RSUs canceled	(378,713)	$24.64
Balance - December 27, 2014	1,733,225	$18.79	1.27	30,245
RSUs granted	1,364,465	$23.40
RSUs vested	(1,010,609)	$17.27
RSUs canceled	(307,742)	$21.90
Balance - December 26, 2015	1,779,339	$22.64	1.53	$47,722
RSUs granted	1,711,497	$28.75
RSUs vested	(783,152)	$22.86
RSUs canceled	(241,635)	$24.23
Balance - December 31, 2016	2,466,049	$26.66	1.39	$112,329
Vested and expected to vest — December 27, 2014	1,521,264	$18.66	1.18	$26,580
Vested and expected to vest — December 26, 2015	1,510,440	$22.53	1.43	$40,510
Vested and expected to vest — December 31, 2016	2,125,762	$26.41	1.30	$96,828
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $45.55, $26.82, and $17.47 as of December 31, 2016, December 26, 2015 and December 27, 2014, respectively, for the total number of underlying RSUs.
Performance-Based Awards
During the fiscal year ended December 31, 2016, the Company awarded 193,000 shares of performance-based RSUs, or PSUs (Performance Stock Units). The vesting conditions of these awards were tied to the Company's fiscal 2016 revenue and operating income performance. These RSUs can vest from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage as of December 31, 2016 was 149%. For the fiscal year ended December 31, 2016, the Company has recorded $3.2 million on a graded-vesting basis, in stock-based compensation expense related to these PSU awards.
Stock-Based Compensation Expense
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model. It is based on the “simplified method” for developing the estimate of the expected life of a “plain vanilla” stock option. Under this approach, the expected term is presumed to be the midpoint between the average vesting date and the end of the contractual term of the option. The risk-free interest rate for the period covering the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was determined based on historical volatility of the Company's common stock and the expected life of the options since the Company has sufficient public trading history of its common stock. The dividend yield assumption is based on the Company’s historical dividend payouts. The Company uses the graded vesting method for expense attribution.

The fair value of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Stock option awards:
Expected term (in years)	4.6	4.6	5.27 - 6.08
Risk-free interest rate	1.4%-1.67%	1.6%	1.69% - 1.90%
Expected volatility	61.7% -76.1%	56.04%	58.9% - 61.9%
Expected dividend rate	—%	—%	—%
Grant date fair value per award	$18.62-29.31	10.11	$5.94 - $17.67
ESPP purchase right:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.42% - 0.74%	0.07% - 0.72%	0.05% - 0.42%
Expected volatility	43.9% - 67.2%	37.6% - 59.9%	53.1% - 63.1%
Expected dividend rate	—%	—%	—%
Grant date fair value per share	$7.75 - $20.77	$5.48 - $12.64	$3.48 - $13.06
The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. In fiscal 2016, the Company granted 1,711,497 RSUs with a grant date fair value per share ranging from $22.45 to $57.45. In fiscal 2015, the Company granted 1,364,465 RSUs with a grant date fair value per share ranging from $16.31 to $33.95. In fiscal 2014, the Company granted 1,668,228 RSUs with a grant date fair value per share ranging from $10.75 to $34.26.
As of December 31, 2016, unrecognized compensation expense related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $3.8 million, $26.9 million and $3.7 million, respectively, with a weighted-average remaining amortization period of 1.1 years, 1.4 years and 0.9 years, respectively. As of December 26, 2015, unrecognized compensation expense related to unvested stock options, RSUs and ESPP purchase rights net of estimated forfeitures, was $3.3 million, $18.2 million and $1.4 million, respectively, with a weighted-average remaining amortization period of 1.0 year, 1.5 years, and 0.9 years, respectively. As of December 27, 2014 unrecognized compensation expense related to unvested stock options, RSUs and ESPP purchase rights net of estimated forfeitures, was $5.1 million, $16.2 million and $3.5 million, respectively with a weighted-average remaining amortization period of 1.1 years, 1.3 years, and 0.7 years, respectively.
As of December 31, 2016 and December 26, 2015, there was $0.1 million and $0.1 million capitalized stock-based compensation expense, respectively within the Company's inventory balance.
The following table summarizes the stock-based compensation expense recorded in the Company’s consolidated statement of operations (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cost of revenue	$1,928	$1,872	$1,679
Research and development	12,841	9,126	8,102
Sales and marketing	11,955	9,466	8,212
General and administrative	12,091	9,304	6,665
Total stock-based compensation expense	$38,815	$29,768	$24,658

Common Stock Reserved for Future Issuance
The Company had the following shares of common stock reserved for future issuance (in shares):

	As of
	December 31, 2016	December 26, 2015
Option Plan:
Common stock subject to options outstanding	382,577	1,068,808
RSUs outstanding	5,852	58,949
Shares available for future grants	—	—
2013 Equity Plan:
Common stock subject to options outstanding	1,012,038	1,105,356
RSUs outstanding	2,460,197	1,720,390
Shares available for future grants	3,622,506	3,753,018
ESPP	185,641	332,351
Common stock reserved for future issuances	7,668,811	8,038,872
8. Defined Contribution Plans
The Company sponsors a 401(k) defined contribution plan providing a matching contribution of 50% of each participant’s contribution, up to the lesser of 3% of the participant’s annual compensation or $7,950 for each of fiscal 2016 and fiscal 2015 and $7,650 for fiscal 2014.
The Company’s contributions to the 401(k) defined contribution plan were $2.3 million, $1.8 million and $2.0 million for fiscal 2016, 2015 and 2014, respectively.

9. Income Tax
Income (loss) before income tax benefit (provision) consisted of the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
United States	$27,936	$10,326	$(20,682)
Foreign	2,710	1,538	1,026
Total income (loss) before income tax benefit (provision)	$30,646	$11,864	$(19,656)
The income tax benefit (provision) consisted of the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Federal:
Current	$(12,166)	$(4,162)	—
Deferred	30,482	—	(19,504)
State:
Current	(1,225)	(926)	(24)
Deferred	2,610	—	(1,373)
Foreign:
Current	(780)	(661)	(285)
Deferred	(135)	71	52
Total income tax benefit (provision)	$18,786	$(5,678)	$(21,134)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the income tax benefit (provision) consisted of the following (dollars in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Federal statutory rate	35%	35%	35%
Effect of:
Tax benefit (provision) at federal statutory rate	$(10,728)	$(4,153)	$6,881
State tax benefit (provision), net of federal tax benefit (provision)	(1,507)	(405)	515
ESPP	(1,537)	(723)	(1,106)
Other permanent items	(861)	(305)	(215)
Impact of foreign operations	(122)	(8)	132
Tax credits	4,706	3,205	2,106
Change in valuation allowance	28,835	(3,289)	(29,447)
Total income tax benefit (provision)	$18,786	$(5,678)	(21,134)
The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of
	December 31, 2016	December 26, 2015
Deferred tax assets:
Stock-based compensation	$15,050	$12,895
Fixed assets	2,829	3,938
Accruals and reserves	6,288	6,750
Deferred revenue	7,651	4,895
Inventory reserve	1,276	971
Credits	4,304	3,825
Gross deferred tax assets	37,398	33,274
Valuation allowance	(4,304)	(33,139)
Total deferred tax assets	33,094	135
Deferred tax liabilities	—	—
Total	$33,094	$135
As of December 31, 2016, the Company recorded an income tax benefit of $18.8 million that includes the partial release of $30.5 million of the Company's existing valuation allowance against its U.S. deferred tax assets and additional foreign income tax expense. The Company considered all available positive and negative evidence in making a determination to release a portion of its existing valuation allowance. Such evidence included, among others, the Company's history of profitability and losses, jurisdictional income recognition trends, forecasted income by jurisdiction and achievement of three years of cumulative taxable income in the U.S. federal tax jurisdiction. Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S deferred tax assets. Included in the net deferred tax asset balance is a $4.3 million valuation allowance that relates to research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
The following table presents the activity in the valuation allowance:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Balance at the beginning of period	$33,139	$27,851	$—
Additions	1,621	5,288	27,851
Deductions	(30,456)	—	—
Balance at end of Period	$4,304	$33,139	$27,851
As of December 31, 2016, the Company had federal and state net operating loss carryforwards of zero and approximately $3.3 million, respectively, available to reduce any future taxable income. If not utilized, the state net operating loss carryforwards will expire between fiscal 2033 and 2035.
The Company also has federal and state research and development tax credit carryforwards of zero and approximately $6.6 million, respectively. The federal credit will start to expire between fiscal 2033 and 2036, while the state credit will carry forward indefinitely.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company uses the with-and-without approach described in guidance which has been incorporated into the accounting standard relating to income taxes, to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from share-based awards in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2016, the amount of excess tax benefits from stock options included in federal and state net operating losses was $0.0 million and $3.3 million, respectively. The impact of this excess tax benefit is recognized as additional paid-in capital when it reduces taxes payable. In addition, the Company has elected to account for the indirect effects of share-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the consolidated statement of operations.
Uncertain Income Tax Positions
The Company has adopted the accounting standard which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As of December 31, 2016 and December 26, 2015, the Company had $5.2 million and $3.2 million of unrecognized tax benefits, respectively, which represented an increase in unrecognized tax benefits by $2.0 million during 2016. If recognized, all of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision for the years ending December 31, 2016 and December 26, 2015, respectively.
A reconciliation of the beginning and ending amount of the unrecognized income tax benefits during the tax periods ended December 31, 2016 and December 26, 2015 are as follows (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Unrecognized tax benefits at the beginning of the period	$3,247	$2,258	$186
Additions for tax positions related to the current year	2,001	1,424	1,824
Additions for tax positions related to the prior year	—	112	248
Reductions for tax positions related to the prior year	(7)	(547)	—
Unrecognized tax benefits at the end of the period	$5,241	$3,247	$2,258
The Company does not anticipate any material decreases in unrecognized tax benefits within the next twelve months.
The Company's policy is to account for interest and penalties related to income tax expense as income tax expense. As of December 31, 2016 and December 26, 2015, the Company had accrued no interest and penalties related to unrecognized tax benefits.
As of December 31, 2016, the Company had not recorded any tax provision for U.S. federal and state income taxes on approximately $2.6 million of undistributed earnings in foreign subsidiaries, which it expects to reinvest outside of the U.S. indefinitely. If the Company were to repatriate these earnings to the U.S., it would be subject to U.S. income taxes, an adjustment for foreign tax credits, and foreign withholding taxes. The determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
The Company files income tax returns in the U.S. federal jurisdiction, certain U.S. states, and the United Kingdom. The Company is subject to U.S. federal income tax examination from calendar years 2013 to 2016, from 2012 to 2016 for state purposes, and 2013 to 2016 for the United Kingdom. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.
10. Net Income (Loss) per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is computed based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share for fiscal 2016, 2015 and 2014 (in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Numerator:
Net income (loss)	$49,432	$6,186	$(40,790)
Denominator:
Weighted average shares used for basic net income (loss) per share computation	35,431	33,618	32,200
Weighted average effect of dilutive securities:
Stock options	2,212	2,248	—
Weighted average shares used for diluted net income (loss) per share computation	37,643	35,866	32,200
Net income (loss) per share:
Basic	$1.40	$0.18	$(1.27)
Diluted	$1.31	$0.17	$(1.27)
The following shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share for the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Equity awards to purchase common stock	125	654	6,339
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
The following table summarizes the Company’s revenue by geographic region, based on the location to where the product was shipped (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
United States	$240,649	$163,283	$116,921
Rest of Americas	9,791	10,696	8,499
Europe, Middle East and Africa	37,004	32,167	21,769
Asia Pacific	23,411	15,829	9,941
Total	$310,855	$221,975	$157,130
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	December 31, 2016	December 26, 2015
United States	$9,907	$9,148
Other	1,902	268
Total	$11,809	$9,416

12. Subsequent Event
On February 3, 2017, the Company filed a Registration Statement on Form S-8 to registers additional shares of common stock of Gigamon Inc. under the Gigamon Inc. 2013 Equity Incentive Plan (the “2013 Plan”) for 1,464,740 shares and the Gigamon Inc. 2013 Employee Stock Purchase Plan (the “2013 ESPP”) for 439,422 shares.
Irrevocable Standby Letter of Credit
On February 16, 2017, the Company entered into an Irrevocable Standby Letter of Credit agreement with Wells Fargo Bank, N.A., as the lender (the “Letter of Credit”). The Letter of Credit, which matures on April 28, 2018, provides for a letter of credit in an aggregate principal amount of $0.8 million. The Company agreed to pay a letter of credit fee equal to one seventy-fifth of a percent (0.75%) per annum of the stated face amount of the letter of credit for the number of days such letter of credit is to remain outstanding.

Supplementary Quarterly Financial Data (Unaudited)
The following table sets forth selected unaudited consolidated statement of operations data for each quarter of the two fiscal years ended December 31, 2016 (in thousands, except per share amounts):

	Three Months Ended
	Dec 31, 2016	Oct 1, 2016	Jul 2, 2016	Apr 2, 2016	Dec 26, 2015	Sept 26, 2015	Jun 27, 2015	Mar 28, 2015
Consolidated Statement of Operations Data:
Revenue:
Product	$59,430	$59,835	$51,308	$44,662	$47,051	$38,717	$34,814	$32,152
Service	25,599	23,677	23,795	22,549	19,973	17,935	16,632	14,701
Total revenue	85,029	83,512	75,103	67,211	67,024	56,652	51,446	46,853
Cost of revenue:
Product	11,615	12,197	11,510	10,707	10,262	9,613	9,558	9,445
Service	2,210	2,141	2,339	2,082	1,669	1,708	1,763	1,777
Total cost of revenue	13,825	14,338	13,849	12,789	11,931	11,321	11,321	11,222
Gross profit	71,204	69,174	61,254	54,422	55,093	45,331	40,125	35,631
Research and development	17,170	18,306	17,250	15,358	13,171	12,677	12,227	11,496
Sales and marketing	34,167	31,994	28,843	27,657	26,150	21,388	21,171	18,832
General and administrative	8,869	8,887	9,147	7,995	7,788	6,950	6,702	6,019
Total operating expenses	60,206	59,187	55,240	51,010	47,109	41,015	40,100	36,347
Income (loss) from operations	10,998	9,987	6,014	3,412	7,984	4,316	25	(716)
Interest income	265	235	219	207	116	106	105	119
Other (expense) income, net	(305)	(144)	(173)	(69)	(119)	(69)	7	(10)
Income (loss) before income tax (provision) benefit	10,958	10,078	6,060	3,550	7,981	4,353	137	(607)
Income tax (provision) benefit	(4,535)	(3,999)	27,899	(579)	(5,418)	(73)	(99)	(88)
Net income (loss)	6,423	6,079	33,959	2,971	2,563	4,280	38	(695)
Net income (loss) per share attributable to common stockholders:
Basic	$0.18	$0.17	$0.97	$0.09	$0.07	$0.13	$—	$(0.02)
Diluted	$0.17	$0.16	$0.91	$0.08	$0.07	$0.12	$—	$(0.02)

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
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016, the end of the fiscal period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to Gigamon's Proxy Statement for its Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Conversion Agreement dated as of May 31, 2013, between the registrant and the other parties thereto	S-1/A	333-182662	2.1	June 4, 2013
2.2	Agreement and Plan of Merger dated as of May 31, 2013, between the registrant and the other parties thereto	S-1/A	333-182662	2.2	June 4, 2013
2.3	Transfer Agreement and Plan of Reorganization dated as of May 31, 2013, between the registrant and the parties thereto	S-1/A	333-182662	2.3	June 4, 2013
3.1	Restated Limited Liability Company Agreement dated as of January 20, 2010, between the registrant and the other parties thereto, as amended by Amendment No. 1 to Restated Limited Liability Company Agreement dated as of April 26, 2011	S-1	333-182662	3.1	July 13, 2012
3.2	Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	10-Q	001-35957	3.1	August 12, 2013
3.3	Amended and Restated Bylaws of registrant, as currently in effect	10-Q	001-35957	3.2	August 12, 2013
4.1	Specimen common stock certificate of the registrant	S-1/A	333-182662	4.1	June 4, 2013
4.2	Investor Rights Agreement dated as of January 20, 2010, between the registrant and the other parties thereto	S-1	333-182662	4.2	July 13, 2012
10.1+	Form of Indemnification Agreement between the registrant and its directors and officers	S-1/A	333-182662	10.1	May 29, 2013
10.2+	2012 Unit Option Plan	S-1	333-182662	10.4	July 13, 2012
10.3+	Form of Unit Option Agreement and Restricted Stock Unit Agreement under 2012 Unit Option Plan	S-1/A	333-182662	10.5	May 1, 2013
10.4+	2013 Equity Incentive Plan	S-1/A	333-182662	10.6	May 29, 2013
10.5+	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan	S-1/A	333-182662	10.7	May 29, 2013
10.6+	2013 Employee Stock Purchase Plan	S-1/A	333-182662	10.1	June 7, 2013
10.7+	Gigamon Inc. 2013 Corporate Bonus Plan	8-K	001-35957	10.1	July 29, 2013
10.8+	Offer Letter, between the registrant and Michael C. Ruettgers, dated November 4, 2010	S-1	333-182662	10.8	July 13, 2012
10.9+	Offer Letter, between the registrant and Rex S. Jackson, dated October, 27, 2016
10.10+	Offer Letter, between the registrant and Paul B. Shinn, dated April 24, 2012	S-1/A	333-182662	10.2	March 25, 2013
10.11+	Offer Letter, between the registrant and Paul A. Hooper, dated December 19, 2012	S-1/A	333-182662	10.2	March 25, 2013
10.12+	Offer Letter, between the registrant and Shehzad Merchant, dated March 8, 2013	S-1/A	333-182662	10.3	May 1, 2013
10.13+	Offer Letter, between the registrant and John H. Kispert, dated November 20, 2013	8-K	001-35957	10.1	December 12, 2013
10.14+	Offer Letter, between the registrant and Paul J. Milbury, dated January 10, 2014	8-K	001-35957	10.1	January 30, 2014
10.15+	Offer Letter, between the registrant and Sachi Sambandan, dated April 25, 2014	10-Q	001-35957	10.1	May 6, 2015
10.16+	Offer Letter, between the registrant and Helmut G. Wilke, dated August 3, 2014	10-Q	001-35957	10.1	May 6, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.17+	Change in Control Severance Agreement, between the registrant and Paul A. Hooper, dated September 17, 2012, as amended	S-1/A	333-182662	10.2	March 25, 2013
10.18+	Change in Control Severance Agreement, between the registrant and Rex S. Jackson, dated October 27, 2016
10.19+	Change in Control Severance Agreement, between the registrant and Paul B. Shinn, dated March 11, 2013	S-1/A	333-182662	10.2	March 25, 2013
10.20+	Change in Control Severance Agreement, between the registrant and Shehzad Merchant, dated April 29, 2013	S-1/A	333-182662	10.3	May 1, 2013
10.21+	Change in Control Severance Agreement, between the registrant and Sachi Sambandan, dated May 15, 2014	10-Q	001-35957	10.2	May 6, 2015
10.22+	Change in Control Severance Agreement, between the registrant and Helmut G. Wilke, dated March 30, 2015	10-Q	001-35957	10.4	May 6, 2015
10.24	Sublease dated as of July 2, 2013 between the registrant and Palo Alto Networks, Inc., as amended	10-Q	001-35957	10.1	August 12, 2013
10.25†	Distribution Agreement dated as of December 28, 2010, between the registrant and Global Convergence Inc., (formerly Interlink Communication Systems, Inc.), as amended	10-K	000-35957	10.3	February 24, 2016
10.26†	License and Services Agreement dated as of November 12, 2009, between the registrant and Tall Maple Systems, Inc.	S-1/A	333-182662	10.3	May 1, 2013
10.27†	Manufacturing Services Agreement dated as of April 20, 2015, between the registrant and Jabil Circuit, Inc.	8-K	001-359	10.1	April 24, 2015
10.28+	Mutual Separation and Release Agreement dated as of November 9, 2016, between the registrant and Mike Burns
10.29††	Purchase Agreement dated as of September 17, 2014 between the registrant and Delta Networks International Ltd., as amended
10.30	Lease dated as of December 6, 2016 between the registrant and American National Insurance Company
10.31	Lease dated as of January 31, 2017 between the registrant and SFF OLCOTT, LLC
21.1	List of subsidiaries of the registrant	S-1	333-182662	21.1	July 13, 2012
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
†
Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

††
Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.

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

Item 16. Form 10-K Summary

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

GIGAMON INC.

By:	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Paul A. Hooper and Rex S. Jackson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Hooper	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Paul A. Hooper

/s/ Rex S. Jackson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Rex S. Jackson

/s/ Joan A. Dempsey	Director	February 22, 2017
Joan A. Dempsey

/s/ Ted Ho	Director	February 24, 2017
Ted Ho

/s/ John Kispert	Director	February 22, 2017
John H. Kispert

/s/ Paul J. Milbury	Director	February 24, 2017
Paul J. Milbury

/s/ Corey M. Mulloy	Director	February 24, 2017
Corey M. Mulloy

/s/ Michael C. Ruettgers	Director	February 24, 2017
Michael C. Ruettgers

/s/ Robert E. Switz	Director	February 24, 2017
Robert E. Switz

/s/ Dario Zamarian	Director	February 24, 2017
Dario Zamarian