Form 10-K/A
period 2016-12-31
Gigamon Inc.
filed 2017-04-28
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
(Do not check if a smaller reporting company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on July 2, 2016, was $1,263.8 million.
The number of shares of Registrant’s Common Stock outstanding as of April 15, 2017 was 36,739,707 shares.

EXPLANATORY NOTE
Gigamon Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The following table provides information regarding our executive officers and directors as of April 24, 2017:

Name	Age	Position(s)
Executive Officers:
Paul A. Hooper	50	Chief Executive Officer and Director
Rex S. Jackson	57	Chief Financial Officer
Shehzad T. Merchant	48	Chief Technology Officer
Sachi Sambandan	52	Senior Vice President of Engineering
Paul B. Shinn	47	Chief Legal Officer and Senior Vice President of Corporate Development
Helmut G. Wilke	65	Senior Vice President of Worldwide Sales
Other Directors:
Corey M. Mulloy(2)	42	Chairman
Arthur W. Coviello, Jr.(1)	63	Director
Joan A. Dempsey(3)	61	Director
Ted C. Ho	58	Director
John H. Kispert(2)	53	Director
Paul J. Milbury(1)(3)	68	Director
Michael C. Ruettgers(2)	74	Director
Robert E. Switz(1)	70	Director
Dario Zamarian(3)	52	Director

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating and corporate governance committee

Paul A. Hooper has served as our chief executive officer and as a member of our board of directors since December 2012, and previously served as our vice president of marketing from July 2011 to December 2012. Prior to joining our company, he served in several positions at Extreme Networks, Inc., a network infrastructure solutions company, including the chief marketing officer, vice president and general manager for the volume products group, and chief information officer, from August 2002 to July 2011. From November 1999 to August 2002, Mr. Hooper served in several positions, including vice president of information technology, at myCFO, Inc., a financial services and advisory company. From March 1998 to November 1999, Mr. Hooper served as senior director of information technology at JDS Uniphase Corporation, a telecommunications networking company. From August 1996 to March 1998, Mr. Hooper served as senior director of networking and telecommunications at Netscape Communications Corporation, a software and services company.

We believe that Mr. Hooper is qualified to serve as a member of our board of directors because of the perspective he brings as our chief executive officer and his experience in senior management positions at several technology companies.
Rex S. Jackson has served as our chief financial officer since October 2016. Before joining our company, he served as chief financial officer of Rocket Fuel Inc., a digital advertising company, from March 2016 until October 2016. From January 2013 to September 2015, Mr. Jackson served as executive vice president and chief financial officer at JDS Uniphase Corporation, a provider of test and measurement solutions and optical components to the telecommunications industry, after having served as chief financial officer on an interim basis from September 2012 to January 2013. Previously, he was senior vice president, business services at JDS Uniphase from January 2011 to September 2012. Before joining JDS Uniphase, Mr. Jackson was executive vice president and chief financial officer at Symyx Technologies, Inc., a provider of hardware and software solutions for materials research, from October 2007 until its merger with Accelrys, Inc. in July 2010, its interim chief financial officer from May 2007 to October 2007, and its General Counsel from March 2007 to October 2007. Prior to joining Symyx, Mr. Jackson served in a number of legal and business roles with technology companies. Mr. Jackson holds a B.A. degree in political science from Duke University and a J.D. degree from Stanford University Law School.
Shehzad T. Merchant has served as our chief technology officer since July 2014 and previously served as our chief strategy officer from March 2013 to July 2014. Prior to joining our company, he served in various roles at Extreme Networks, Inc. from July 2009 to March 2013, including most recently as chief technology officer. From June 2006 to December 2008, Mr. Merchant served in the office of the chief technology officer of Nevis Networks, Inc., a network control company. From June 2005 to June 2006, Mr. Merchant co-founded and served as vice president of product development of Polytime Systems Inc., a software security company. From June 1996 to January 2005, Mr. Merchant served in various roles, including senior director of technology of the LAN business unit, at Extreme Networks, Inc.
Sachi Sambandan has served as our senior vice president of engineering since May 2014. Prior to joining our company, he served as vice president of hybrid cloud services at VMware Inc., a cloud and virtualization software company, from November 2009 to May 2014. From 1999 to March 2009, Mr. Sambandan was vice president of engineering at Dell Force10 (formerly Force10 Networks, Inc.), a computer networking company. Mr. Sambandan holds a B.E. degree in electronics and communication engineering from the College of Engineering at Guindy, Chennai, an M.S. degree in electrical engineering from the University of Maryland, College Park, and an M.B.A. degree from Santa Clara University.
Paul B. Shinn has served as our chief legal officer and senior vice president of corporate development since August 2015, and previously served as our general counsel from May 2012 to August 2015. Prior to joining our company, he served in several positions at Hewlett-Packard Company, a computer hardware and information technology company, from March 2007 through May 2012, including most recently as vice president and associate general counsel of the Enterprise Group. From March 1997 to February 2007, Mr. Shinn was an attorney at the law firm Wilson Sonsini Goodrich & Rosati, P.C. Mr. Shinn holds B.A. degrees in government and philosophy from the University of Notre Dame and a J.D. degree from Santa Clara University School of Law.
Helmut G. Wilke has served as our senior vice president of worldwide sales since August 2014. In April 2017, Mr. Wilke informed us that he would be resigning as our Senior Vice President, Worldwide Sales but would continue to serve in such capacity while we conduct a search to identify his successor as well as to assist with the transition of his responsibilities and other related matters. Prior to joining our company, Mr. Wilke served as vice president of worldwide sales of the Visibility Business of Ixia, a computer networking company, from September 2013 to August 2014. From September 2010 to October 2013, Mr. Wilke was the vice president of the U.S. western region enterprise and partner group for Microsoft Corporation, a computer software and electronics company. In addition, he has also held key leadership roles in sales at Extreme Networks, Inc. from April 2007 to August 2010 and Sun Microsystems, Inc., a computer software and information technology company, from 2001 to 2007. Mr. Wilke holds an M.S. degree and a Ph.D. of social sciences from the Free University of Berlin, Germany.
Non-Employee Directors
Corey M. Mulloy has served as the chairman of our board of directors since March 2013 and as a member of our board of directors since January 2010. Since 1997, he has served in several roles at Highland Capital Partners, a venture capital firm, and has been a general partner since 2005. From 1995 to 1997, Mr. Mulloy served as a financial analyst in the investment banking group at Robertson, Stephens & Co., L.L.C., an investment bank. Mr. Mulloy also serves as a director of a number of private companies. Mr. Mulloy holds a B.A. degree in economics from Swarthmore College and an M.B.A. degree from Harvard Business School.
We believe that Mr. Mulloy is qualified to serve as a member of our board of directors because of his experience in the venture capital industry analyzing, investing in and serving on the boards of directors of technology companies, as well as his perspective as a representative of one of our largest stockholders.
Arthur W. Coviello, Jr. has served as a member of our board of director since April 2017. Mr. Coviello has also served as a venture partner at Rally Ventures since May 2015. Previously, Mr. Coviello served as executive vice president at EMC Corporation, a data storage and information management company, and as executive chairman at RSA, the security division of EMC Corporation, from February 2011 to February 2015 and as executive vice president and president of RSA from September 2006 to January 2011. Mr. Coviello served as chief executive officer and a member of the board of directors of RSA Security, Inc., a network security company, from January 2000 until its acquisition by EMC Corporation in September 2006, as its president from March 1999 until its acquisition and as its acting chief financial officer from December 2005 to May 2006. Mr. Coviello currently serves on the board of directors of EnerNOC, Inc., a provider of energy intelligence software and services, and Synchrony Financial, a financial institution. Mr. Coviello also serves as a director of a number of private companies. Mr. Coviello also serves as a director of a number of private companies. Mr. Coviello holds a B.B.A. degree in accounting from the University of Massachusetts.
We believe Mr. Coviello is qualified to serve as a member of our board of directors because of the depth of his knowledge of business operations and extensive experience in leadership roles with technology companies, including serving on the board of public companies.
Joan A. Dempsey has served as a member of our board of directors since June 2016. Ms. Dempsey has also served as executive vice president at Booz Allen Hamilton, a management and technology consulting firm, since October 2005, advising clients in the defense and intelligence industry on defense, cybersecurity and cyber issues. From May 2003 to October 2005, Ms. Dempsey served as the executive director of the President’s Foreign Intelligence Advisory Board, which provides advice to the President of the United States concerning intelligence activities. Ms. Dempsey also served as deputy director of Central Intelligence for Community Management from May 1998 to May 2003 and served as chief of staff for the Director of Central

Intelligence Agency from August 1997 to May 1998. Prior to joining the Central Intelligence Agency, Ms. Dempsey served in several senior civilian positions in the Department of Defense, including deputy director of intelligence at the Defense Intelligence Agency, deputy assistant secretary of defense for Intelligence and Security and acting assistant secretary of defense for Command, Control, Communications and Intelligence. Ms. Dempsey also serves on the board of directors of Intelsat General Corporation, a subsidiary of Intelsat, S.A., a communications company. Ms. Dempsey holds a B.A. degree in political science from Southern Arkansas University, an M.P.A. in public administration from the University of Arkansas and an honorary doctorate from the National Intelligence University.
We believe Ms. Dempsey is qualified to serve as a member of our board of directors because of her expertise and extensive operational experience in the defense and cybersecurity industry.
Ted C. Ho has served as a member of our board of directors since August 2014. Mr. Ho has served as the chief executive officer of Datiphy Inc., a data behavior and security company, since September 2015. Prior to Datiphy, Mr. Ho co-founded our company in 2004 and previously served as a member of our board of directors from inception until his resignation in March 2013, and also served as our chief executive officer from February 2008 until his resignation in December 2012. Prior to founding our company, Mr. Ho served as vice president of engineering at Network Associates, Inc. (which later became McAfee, Inc.), a data security company, from January 2001 to May 2003. From May 1998 to January 2001, Mr. Ho served as a director of engineering at McAfee. Mr. Ho holds a B.S. degree in civil engineering from the National Cheung-Kung University in Taiwan and an M.S. degree in structural engineering and computer engineering from the University of Southern California.
We believe that Mr. Ho is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our co-founder and former chief executive officer.
John H. Kispert has served as a member of our board of directors since December 2013. Mr. Kispert has served as a managing partner of Black Diamond Ventures, a venture capital firm, since March 2016. Prior to Black Diamond Ventures, Mr. Kispert served as president and chief executive officer and a director of Spansion, Inc., a manufacturer of flash memory products, from February 2009 until March 2015. On March 12, 2015 Spansion completed its merger with Cypress Semiconductor Corporation, a semiconductor and electronics manufacturer, at which time Mr. Kispert was appointed to the Cypress Board of Directors where he served until May 2016. Mr. Kispert also serves on the board of directors of TriNet Group, Inc., a cloud-based professional employer organization for small and medium-sized businesses and Barracuda Networks, Inc., a security, networking and data storage company. Mr. Kispert previously served on the board of directors of Extreme Networks, Inc., a network hardware company, from August 2015 until February 2017. Mr. Kispert holds a B.S. degree in political science from Grinnell College and an M.B.A. degree from the University of California, Los Angeles.
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

From December 2009 to July 2010, Mr. Milbury played a key role in integrating Starent Networks, Corp. into Cisco Systems, Inc. to create the Mobile Internet Technology Group. From December 2000 to March 2007, Mr. Milbury served as vice president and chief financial officer of Avid Technology, Inc., a digital media creation, management and distribution solutions company. Mr. Milbury currently serves on the board of directors of Infinera Corporation, an optical networking equipment provider. Mr. Milbury also serves as a director of a number of private companies and previously served on the board of directors of Aerohive Networks Inc., a computer networking hardware company, from January 2013 until August 2014. Mr. Milbury holds a B.B.A. degree in business and economics and an M.B.A. degree from the University of Massachusetts, Amherst.
We believe that Mr. Milbury is qualified to serve as a member of our board of directors because of his financial and operational expertise, his experience serving as the chief financial officer of numerous public companies in the networking technology industry, and his experience serving on the boards of directors of several companies.
Michael C. Ruettgers has served as a member of our board of directors since December 2010. In December 2005, he retired from his position at EMC Corporation, a data storage and data security company, where he served as chairman from 2004 to December 2005, executive chairman from 2001 to 2004, and chief executive officer from 1992 to 2001. From 1988 to 1992, Mr. Ruettgers served in various senior executive positions at EMC. Mr. Ruettgers currently serves on the boards of directors of Raytheon Corporation, a technology company specializing in defense and cybersecurity solutions. Mr. Ruettgers holds a B.S. degree in business administration from Idaho State University and an M.B.A. degree from Harvard Business School.
We believe that Mr. Ruettgers is qualified to serve as a member of our board of directors because of his extensive business experience, skills and acumen developed as a senior executive at a large public company operating in the technology industry, as well as his experience serving on the boards of directors of public companies.
Robert E. (Bob) Switz has served as a member of our board of directors since June 2015. Mr. Switz served as the chairman, president and chief executive officer of ADC Telecommunications, Inc., a supplier of broadband network equipment and software, from August 2003 until its acquisition by Tyco Electronics Ltd. (now TE Connectivity Ltd.) in December 2010. From 1994 until August 2003, he served in various senior management positions at ADC, including chief financial officer, executive vice president and senior vice president. Mr. Switz served as a director of ADC from August 2003 until December 2010 and was appointed chairman of the board of directors in June 2008. Prior to ADC, Mr. Switz was employed by Burr-Brown Corp., a semiconductor solution provider to the electronics industry, most recently as vice president, chief financial officer and director, ventures and systems business. Mr. Switz served on the boards of directors of Cyan, Inc., a networking hardware and software company, from March 2011 until its acquisition by Ciena Corporation in August 2015 and Broadcom Corporation, a semiconductor company serving the wireless and broadband communication industries, from 2003 until its acquisition by Avago Technologies Ltd. in February 2016. Mr. Switz currently serves on the boards of directors for Micron Technology Inc., a developer of memory and semiconductor technology, and Marvell Technology Group Ltd., a manufacturer of semiconductors, including Ethernet, cable and DSL related communication devices. Mr. Switz holds a B.S. degree in business administration from Quinnipiac University and an M.B.A. degree from the University of Bridgeport.
We believe that Mr. Switz is qualified to serve as a member of our board of directors because of his extensive global operations, financial and general management experience and expertise developed as a senior executive at large public companies operating in the technology industry as well as considerable directorial and governance experience developed through his service on the boards of directors of several public companies.
Dario Zamarian has served as a member of our board of directors since January 2017. Mr. Zamarian has also served as an operating advisor at The Blackstone Group, a private equity firm, since October 2013. Prior to joining Blackstone, he served as global vice president and worldwide general manager of the Enterprise Systems & Solutions Business Unit at Dell, Inc., a personal computer and computer hardware manufacturer, from June 2012 to September 2013 and served as global vice president and worldwide general manager of Dell’s Networking Business Unit from July 2010 to November 2012. Prior to joining Dell, Mr. Zamarian served as vice president and general manager in the access routing technology group at Cisco Systems, Inc., a networking hardware and telecommunications equipment manufacturer, from November 2008 to May 2010 and as vice president and general manager of Cisco’s security systems and network management business unit from July 2004 to November 2008. Mr. Zamarian currently serves on the board of directors of Mphasis Ltd., an IT services company, and a number of private companies. Mr. Zamarian holds an M.S. degree in electrical engineering from the Polytecnico of Torino, Italy and an M.B.A. from INSEAD, France.
We believe that Mr. Zamarian is qualified to serve as a member of our board of directors because of his extensive business experience and knowledge developed in senior roles at leading technology companies.
Each member of our board of directors holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements in 2016. In making these statements, we have relied upon examination of the filings made with the SEC and the written representations of our directors and executive officers.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted our Corporate Governance Guidelines which address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, directors and executive officers, including our chief executive officer, chief financial officer and senior financial officers. The Corporate Governance and the Code of Business Conduct and Ethics are posted on our website at http://investor.gigamon.com. Alternatively, you may obtain a copy of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics by contacting our corporate offices by calling (408) 831-4000 or by visiting our principal executive offices at 3300 Olcott Street, Santa Clara, California 95054.
Board of Directors
Our business and affairs are managed under the direction of our board of directors. The number of directors is fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Our board of directors consists of ten directors, nine of whom qualify as “independent” under the New York Stock Exchange listing standards.
In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, our board of directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

•	the Class I directors are Mr. Coviello, Mr. Milbury, Mr. Ruettgers and Mr. Zamarian, and their terms expire at the annual meeting of stockholders to be held in 2017;

•	the Class II directors are Mr. Ho, Mr. Mulloy and Mr. Switz, and their terms expire at the annual meeting of stockholders to be held in 2018; and

•	the Class III directors are Ms. Dempsey, Mr. Hooper and Mr. Kispert, and their terms expire at the annual meeting of stockholders to be held in 2019.
Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.
Director Independence
Our common stock is listed on the New York Stock Exchange. Under the listing standards of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the listing standards of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing standards of the New York Stock Exchange. In addition, compensation committee members must also satisfy the independence criteria set forth under the listing standards of the New York Stock Exchange.
Our board of directors has undertaken a review of the independence of each director and each director nominee. Based on information provided by each director and each director nominee concerning his or her background, employment and affiliations, our board of directors determined that Messrs. Coviello, Ho, Kispert, Milbury, Mulloy, Ruettgers, Switz and Zamarian and Ms. Dempsey do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the New York Stock Exchange. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and director nominee has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and director nominee, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions, and Director Independence.”

Board Leadership Structure
Our Corporate Governance Guidelines provides that the board of directors shall fill the chairman of the board and chief executive officer positions based upon the board’s view of what is in the best interests of our company. The chief executive officer and chairman of the board may, but need not be, the same person.
The board of directors has determined that having two different individuals serve in the roles of chairman of the board and chief executive officer is in the best interest of us and our stockholders at this time, and that separating these roles provides the right foundation to pursue strategic and operational objectives while maintaining effective oversight and objective evaluation of corporate performance. Mr. Hooper currently serves as our chief executive officer and Mr. Mulloy currently serves as our chairman of the board. The chief executive officer is responsible for setting the strategic direction and the day-to-day leadership and performance of our company, while the chairman of the board provides overall leadership to the board of directors. The chairman of the board also works with the chief executive officer to prepare board meeting agendas and chairs meetings of the board of directors.
This leadership structure allows the chief executive officer to focus on his operational responsibilities, while keeping a measure of independence between the oversight function of our board of directors and those operating decisions. The board of directors believes that this leadership structure provides an appropriate allocation of roles and responsibilities at this time.
Executive Sessions of Independent Directors
In order to promote open discussion among independent directors, our board of directors has a policy of conducting executive sessions of independent directors during each regularly scheduled board meeting and at such other times if requested by an independent director. These executive sessions are chaired by the chairman of our board of directors. Mr. Hooper does not participate in such sessions unless specifically invited.
Board Meetings and Committees
During our fiscal year ended December 31, 2016, the board of directors held 11 meetings (including regularly scheduled and special meetings), and each director attended at least 80% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.
We encourage, but do not require, members of our board of directors to attend our annual meetings of stockholders. Two directors attended our 2016 annual meeting of stockholders.
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.
Board Committees
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit Committee
Our audit committee is currently comprised of Messrs. Coviello, Milbury, and Switz, with Mr. Milbury serving as chairman. The composition of our audit committee meets the requirements for independence under current New York Stock Exchange listing standards and SEC rules and regulations. Each member of our audit committee also meets the financial literacy requirements of the current New York Stock Exchange listing standards. In addition, based on Messrs. Milbury and Switz’s prior service as in several executive positions, including as the chief financial officer, of several public companies, our board of directors has determined that each of Messrs. Milbury and Switz possess, amongst other things, an understanding of generally accepted accounting principles and financial statements, experience evaluating financial statements and an understanding of internal control over financial reporting, and therefore our board of directors has determined that each of Messrs. Milbury and Switz is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended. Our audit committee, among other things:

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

•	oversees our accounting and financial reporting process, our internal control over financial reporting, and the performance of our internal audit function;

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters and oversees our compliance with applicable laws;

•	oversees our programs and reviews our policies on financial risk assessment and risk management associated with our financial reporting, accounting, auditing and tax matters;

•	reviews related party transactions;

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

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of our audit committee is available on our website at http://investor.gigamon.com. During our fiscal year ended December 31, 2016, our audit committee held nine meetings.

Compensation Committee
Our compensation committee is currently comprised of Messrs. Kispert, Mulloy and Ruettgers, with Mr. Kispert serving as chairman. The composition of our compensation committee meets the requirements for independence under current New York Stock Exchange listing standards and SEC rules and regulations. Each member of the compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Our compensation committee, among other things:

•	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;

•	evaluate and make recommendations to our board of directors regarding the compensation of our board of directors;

•	administers our stock and equity incentive plans;

•	reviews and approves and makes recommendations to our board of directors regarding incentive compensation and equity plans; and

•	establishes and reviews general policies relating to compensation and benefits of our employees.
Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of our compensation committee is available on our website at http://investor.gigamon.com. During our fiscal year ended December 31, 2016, our compensation committee held 10 meetings.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is currently comprised of Ms. Dempsey and Messrs. Milbury and Zamarian, with Ms. Dempsey serving as chairperson. The composition of our nominating and corporate governance committee meets the requirements for independence under current New York Stock Exchange listing standards. Our nominating and corporate governance committee, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the New York Stock Exchange. A copy of the charter of our nominating and corporate governance committee is available on our website at http://investor.gigamon.com. During our fiscal year ended December 31, 2016, our nominating and corporate governance committee held five meetings.
Process for Recommending Candidates to the Board of Directors
No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors.
Director Compensation
In connection with our initial public offering in 2013, our board of directors adopted our Outside Director Compensation Policy. In April 2015, our compensation committee, in consultation with Compensia, Inc. (“Compensia”), its independent compensation consultant, recommended to our board of directors, and our board of directors approved the amendments to our Outside Director Compensation Policy, which were effective upon their approval by our board of directors (the “Initial Amendment”). In January 2017, our compensation committee, in consultation with Compensia, recommended to our board of directors, and our board of directors approved, additional amendments to our Outside Director Compensation Policy, which were effective upon their approval by our board of directors (the “Additional Amendment”). Our board of directors believes that these changes to our Outside Director Compensation Policy are appropriate and consistent with the market practices based on input from our compensation committee, after its review of the Compensia market data. The Outside Director Compensation Policy, as amended, is summarized below.
Equity Compensation
Initial Award. Upon joining our board of directors, each newly elected non-employee director who joined prior to the Additional Amendment was granted an award of restricted stock units (“RSUs”) under the 2013 Equity Incentive Plan (the “2013 Plan”) with a grant date value of $400,000 (the “Initial RSU Award”). The Initial RSU Award vests in equal annual installments over a three-year period following the grant date, subject to continued service on our board of directors through each vesting date.
Beginning as of the Additional Amendment, upon joining our board of directors, each newly elected non-employee director who joins our board of directors will be granted (collectively, the “New Initial RSU Award”):

•
an award of RSUs under the 2013 Plan with a grant date value of $200,000, which award vests in equal annual installments over a three-year period following the grant date, subject to continued service on our board of directors through each vesting date; and

•
an award of RSUs under the 2013 Plan, with the number of RSUs equal to the product of (A) the number of RSUs subject to the Annual Award (as described below) granted to our non-employee directors at the last annual meeting of our stockholders multiplied by (B) a fraction (1) the numerator of which is (x) 12 minus (y) the number of fully completed months between the date of the last annual meeting of our stockholders and the date the non-employee director joins our board of directors and (2) the denominator of which is 12, rounded to the nearest unit. This award vests monthly on the same day of the month as other outstanding Annual RSU Awards as to the same number of RSUs subject to such other outstanding Annual RSU Awards, but will vest fully on the date of the next annual meeting of our stockholders held after the date of grant if not fully vested on such date, in each case, subject to continued service on our board of directors through each vesting date.
Annual RSU Award. On the day following each annual meeting of our stockholders, each non-employee director will be granted an award of RSUs under the 2013 Plan with a grant date value of $200,000 (the “Annual RSU Award”). The Annual RSU Award vests monthly as to 1/12th of the total shares subject to such award following the grant date, but vests fully on the date of the next annual meeting of our stockholders held after the date of grant if not fully vested on such date, in each case, subject to continued service on our board of directors through each vesting date.
Notwithstanding the vesting schedules described above, the vesting of each Initial RSU Award, each New Initial RSU Award, and each Annual RSU Award will accelerate in full upon a “change in control” (as defined in the 2013 Plan).
Cash Compensation
Each year, each non-employee director will receive a cash retainer of $35,000 for serving on the board of directors. The non-executive chairman of our board of directors also will receive an annual cash retainer of $27,000. Other than the retainers described in this paragraph, directors will receive no additional compensation for attending regular meetings of our board of directors.
The chairpersons and members of the three standing committees of our board of directors will be entitled to the following cash retainers each year:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$20,000	$10,000
Compensation Committee	$12,500	$7,500
Nominating and Corporate Governance Committee	$7,500	$5,000
In addition, we reimburse our directors for expenses associated with attending meetings of our board of directors and committees of our board of directors.
2016 Director Compensation
The following table provides information regarding the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2016. Directors who are also our employees receive no additional compensation for their service as a director. During the fiscal year ended December 31, 2016, one director, Mr. Hooper, our chief executive officer was an employee. Mr. Hooper’s compensation is discussed in the section titled “Executive Compensation.” Additionally, Mr. Messrs. Coviello and Zamarian, who were appointed to our board of directors in April and January of 2017, respectively, did not receive compensation from us during the fiscal year ended December 31, 2016 and are not discussed below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Joan A. Dempsey	19,736(3)	399,968(4)	419,704
Ted C. Ho(5)	35,000	199,983	234,983
John H. Kispert(5)	57,500	199,983	257,483
Paul J. Milbury(5)	60,000	199,983	259,983
Corey M. Mulloy(5)	77,000	199,983	276,983
Michael C. Ruettgers(5)	47,500	199,983	247,483
Robert E. Switz(5)	45,000	199,983	244,983

(1)
The dollar amounts in this column represent the compensation cost for the fiscal year ended December 31, 2016 of RSUs granted in the fiscal year ended December 31, 2016. These amounts have been calculated in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 7 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017.

(2)
Each non-employee director then serving at the time was granted an automatic annual equity award of 5,894 RSUs on June 6, 2016 pursuant to the Outside Director Compensation Policy, as amended. For each award, the shares underlying the RSUs vest in 12 equal monthly installments beginning July 6, 2016, subject to the director’s continued service on the board of directors on each applicable vesting date.

(3)	Ms. Dempsey joined our board of directors in June 2016, and her cash compensation fees were prorated based on the number of days she served as a director in fiscal 2016.

(4)
Ms. Dempsey was granted an equity award of 11,872 RSUs on June 8, 2016. This equity award was Ms. Dempsey’s Initial RSU Award under the Outside Director Compensation Policy, as amended. The shares underlying the RSUs vest in equal annual installments over a three-year period on the anniversary of Ms. Dempsey’s appointment to the board of directors, subject to Ms. Dempsey’s continued service on the board of directors on each applicable vesting date.

(5)
As of the fiscal year ended December 31, 2016, Mr. Ho held a total of 5,894 outstanding RSUs and a total of 34,230 outstanding options; Mr. Kispert held a total of 5,894 outstanding RSUs and a total of 49,959 outstanding options; Mr. Milbury held a total of 5,894 outstanding RSUs and a total of 49,999 outstanding options; Mr. Mulloy held a total of 5,894 outstanding RSUs and a total of 16,959 outstanding options; Mr. Ruettgers held a total of 5,894 outstanding RSUs and a total of 16,959 outstanding options; and Mr. Switz held a total of 13,776 outstanding RSUs and no outstanding options.

Item 11.   Executive Compensation
The following section provides information regarding the 2016 compensation for our principal executive officer, principal financial officers, and the next three most highly-compensated executive officers who were serving as executive officers as of December 31, 2016.
Compensation Discussion and Analysis
We have based our executive compensation program on the fundamental principle that the amounts paid to our executive officers should be aligned with performance measures that increase stockholder value. This Compensation Discussion and Analysis describes the 2016 compensation program for our chief executive officer, each individual who served as our chief financial officer in 2016, and our next three most highly-compensated executive officers (the “Named Executive Officers”). During 2016, our Named Executive Officers were:

▪	Paul A. Hooper, our Chief Executive Officer (our “CEO”);

▪	Rex S. Jackson, our Chief Financial Officer (our “CFO”);

▪	Shehzad T. Merchant, our Chief Technology Officer;

▪	Sachi Sambandan, our Senior Vice President of Engineering;

▪	Helmut Wilke, our Senior Vice President of Worldwide Sales; and

▪	Michael J. Burns, our former Chief Financial Officer.
This Compensation Discussion and Analysis describes the material elements of our 2016 executive compensation program, It also provides an overview of our executive compensation philosophy and objectives, and analyzes how and why the compensation committee arrived at the specific compensation decisions for our executive officers, including the Named Executive Officers, for 2016, including the key factors that the compensation committee considered in determining their compensation.
Management Changes in 2016
On October 27, 2016, Mr. Burns resigned his position as our Chief Financial Officer, effective as of that date. Subsequently, Mr. Burns remained an employee with us through February 28, 2017, pursuant to a mutual separation and release agreement dated November 9, 2016, to assist in the transition of our new chief financial officer. See the section titled “Certain Relationships and Related Transaction, and Director Independence — Mutual Separation and Release Agreement” for additional information.
On October 27, 2016, Mr. Jackson was appointed as our Chief Financial Officer.
Executive Summary
2016 Business Highlights
We believe 2016 was a successful year for Gigamon as we delivered on an industry leading product road map that led to solid year-over-year financial results. As successful as our overall performance was in 2016, we are mindful that this success was tempered somewhat by fourth quarter results that did not meet expectations.  Our key financial results were as follows:

▪	Revenue was $310.9 million, an increase of 40% from 2015;

▪	Gross margin was 82%, compared to 79% in 2015;

▪	Non-GAAP gross margin was 83%, compared to 80% in 2015;

▪	Net income was $49.4 million, or $1.31 per diluted share, compared to net income of $6.2 million, or $0.17 per diluted share, in 2015; and

▪	Non-GAAP net income was $48.0 million, or $1.26 per diluted share, compared to non-GAAP net income of $29.0 million, or $0.80 per diluted share, in 2015.
Please see Appendix A to this Amendment No. 1 on Form 10-K/A for a reconciliation of GAAP and non-GAAP gross margin and net income.
2016 Executive Compensation Highlights
The following key compensation actions were taken with respect to the Named Executive Officers for 2016:

▪	Base Salaries – Their annual base salaries were adjusted in amounts ranging from 8% to 20%, including a base salary adjustment of 20% for our CEO;

▪
Cash Bonuses – Based on achievement of 139% of our total revenue and operating profits targets, their cash bonus payments ranged from 104.25% to 152.9% of their target annual cash bonus opportunities, including a cash bonus payment of $578,380 for our CEO;

▪
Long-Term Incentive Compensation –Our Named Executive Officers who qualified for an annual focal grant were granted an equal combination of PSU awards and service-vesting RSU awards with each award of both PSUs and RSUs ranging in amounts from $475,600 to $1,569,480, including awards of PSUs and RSUs granted to our CEO both in the aggregate target amount of $1,569,480, and with all awards vesting over a four-year period and, in the case of the PSUs, vesting only if we achieved certain levels of revenue and operating margin in 2016.

Pay-for-Performance Discussion
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers. To ensure our executive officers’ interests are aligned with those of our stockholders and to motivate and reward individual initiative and effort, a substantial portion of their target annual total direct compensation opportunity is “at-risk” and will vary above or below target levels commensurate with our performance.
We emphasize performance-based compensation that appropriately rewards our executive officers for delivering financial, operational, and strategic results that meet or exceed pre-established goals through our cash bonus plan and sales commission plan, as well as through options, RSUs and PSUs that we use to deliver long-term incentive compensation opportunities.
The target total direct compensation opportunities for our CEO and, on average, the other Named Executive Officers during 2016 reflects this philosophy:

Paul Hooper, CEO Pay Mix

Base Salary 10%
Non-Equity Incentive Plan 10%
Perf.-based Awards 39%
Time-based Awards 41%

As illustrated by the foregoing graphics, for 2016, performance-based compensation consisting of PSU awards and annual cash bonus opportunities made up approximately 49% of the target total direct compensation opportunity for our CEO and approximately 41%, on average, of the target total direct compensation opportunity of the other Named Executive Officers. In addition, approximately 41% of our CEO’s target total direct compensation and approximately 39%, on average, of the other Named Executive Officers consisted of time-based RSU awards to further align their interests with those of our stockholders and motivate them to create long-term stock price appreciation.
Executive Compensation Policies and Practices
We maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee evaluates our executive compensation program regularly to ensure that it supports our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. These policies and practices were in effect during 2016:

Compensation Governance Practices
✓ Independent Compensation Committee. The compensation committee is comprised solely of independent directors.
✓    Independent Compensation Committee Advisor. The compensation committee engaged its own compensation consultant to assist with its 2016 compensation reviews. This consultant performed no consulting or other services for us.

✓ Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy.

Executive Compensation Policies and Practices. Our compensation philosophy and related corporate governance policies and practices are complemented by several specific compensation practices designed to align our executive compensation with long-term stockholder interests, including:

✓    Compensation At-Risk. Our executive compensation program is designed so a significant portion of compensation is “at risk” based on our performance through our short-term cash and long-term incentive compensation opportunities.

✓ Limited Perquisites. We do not provide perquisites or other personal benefits to our executive officers, except where they serve a legitimate business purpose;
✓    No Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, or any severance or change-in-control payments or benefits;

✓    No Special Retirement Plans. We do not offer, nor do we have plans to provide, pension arrangements, retirement plans or nonqualified deferred compensation plans or arrangements exclusively to our executive officers;

✓ No Special Health or Welfare Benefits. Our executive officers participate in the same company-sponsored health and welfare benefits programs as our other full-time, salaried employees;
✓    No “Single Trigger” Change-in-Control Arrangements. No change-in-control benefits are triggered simply by the occurrence of a change in control. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change in control of the Company plus a qualifying termination of employment before payments and benefits are paid);

✓ Multi-Year Vesting Requirements. The equity awards granted to our executive officers generally vest over multi-year periods, consistent with current market practice and our retention objectives; and
✓ Hedging and Pledging Prohibited. We prohibit our employees, including our executive officers, and directors from pledging our securities or engaging in hedging transactions.

Stockholder Advisory Vote on Named Executive Officer Compensation
At our 2016 annual meeting of stockholders, we conducted our initial non-binding stockholder advisory vote on the 2015 compensation of the Named Executive Officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the 2015 compensation of the Named Executive Officers with approximately 97% of the votes cast in favor of the proposal, a result that we believe indicates that our stockholders broadly support our executive compensation program.
As the compensation committee reviewed our executive compensation policies and practices since that vote, it has been mindful of the strong support our stockholders expressed for our approach to executive compensation. In addition, the compensation committee took into consideration the principal that we should maintain relatively consistent compensation programs for the Named Executive Officers from year to year. As a result, following its annual review of our executive compensation philosophy, the compensation committee decided to retain our general approach to executive compensation.
Every six years, we are required to conduct a non-binding shareholder advisory vote on the frequency of future “Say-on-Pay” votes. At our 2016 annual meeting of stockholders, our stockholders cast the highest number of votes for voting on an annual basis, compared to voting every two or three years. In light of this result and other factors considered by our board of directors, we decided to conduct Say-on-Pay votes on an annual basis. As a result, our next Say-on-Pay vote will be held at our 2017 annual meeting of stockholders.
Stockholder Engagement
Our CEO and CFO regularly speak with our largest stockholders on a wide range of topics. During these discussions in 2016 and early 2017, these stockholders did not raise any specific concerns with respect to our executive compensation policies and practices.
Executive Compensation Philosophy and Program Design
Our executive compensation program is guided by our overarching philosophy of only paying for demonstrable performance. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:

▪	Provide compensation and benefit levels that will attract, retain, motivate, and reward a highly-talented team of executive officers within the context of responsible cost management;

▪	Establish a direct link between our financial and operational results and strategic objectives and the compensation of our executive officers; and

▪
Align the interests and objectives of our executive officers with those of our stockholders by linking the long-term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance.

We structure the annual compensation of our executive officers, including the Named Executive Officers, using three principal elements: base salary, annual cash bonus opportunities, or, for Mr. Wilke, commissions, and long-term incentive compensation opportunities in the form of PSU and RSU awards. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our executive officers and stockholders and to link pay with performance.
Governance of Executive Compensation Program
Role of the Compensation Committee
The compensation committee discharges the responsibilities of our board of directors relating to the compensation of our executive officers, including the Named Executive Officers. With respect to our executive officers, including the Named Executive Officers, the compensation committee reviews and approves their:

▪	annual base salaries;

▪	cash bonuses;

▪	long-term incentive compensation;

▪	employment offers (including post-employment compensation arrangements); and

▪	other compensation, perquisites, and other personal benefits, if any.
The compensation committee’s practice of developing and maintaining compensation arrangements that are competitive includes a balance between hiring and retaining the best possible talent and maintaining a reasonable and responsible cost structure.

The compensation committee reviews the base salary levels, annual cash bonus opportunities, and long-term incentive compensation opportunities of our executive officers, including the Named Executive Officers, at the beginning of the year, or more frequently as warranted. Typically, compensation adjustments are effective at the beginning of the year.
Compensation-Setting Process
The compensation committee does not establish a specific target for setting the target total direct compensation opportunity of our executive officers, including the Named Executive Officers. When selecting and setting the amount of each compensation element, the compensation committee considers the following factors:

▪	our performance against the financial and operational objectives established by the compensation committee and our board of directors;

▪	each individual executive officer’s skills, experience, and qualifications relative to other similarly-situated executives at the companies in our compensation peer group;

▪	the scope of each executive officer’s role compared to other similarly-situated executives at the companies in our compensation peer group;

▪
the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, and work as part of a team, all of which reflect our core values;

▪	compensation parity among our executive officers;

▪	our financial performance relative to our peers; and

▪	the compensation practices of our compensation peer group and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable.
Role of Executive Officers
In discharging its responsibilities, the compensation committee works with members of our management, including our CEO. Management assists the compensation committee by providing information on Company and individual performance, market data, and its perspective on compensation matters. The compensation committee solicits and reviews our CEO’s recommendations and proposals with respect to adjustments to cash bonuses, long-term incentive compensation opportunities, program structures, and other compensation-related matters for our executive officers (other than with respect to his own compensation). The compensation committee reviews and discusses these recommendations and proposals with our CEO and uses them as one factor in determining and approving the compensation for our executive officers, including the Named Executive Officers. In setting the compensation of our CEO, he recuses himself from all discussions and recommendations regarding his own compensation.
Role of Compensation Consultant

The compensation committee engages an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. For 2016, the compensation committee retained Compensia, a national compensation consulting firm, to serve as its compensation advisor. This compensation consultant serves at the discretion of the compensation committee.
During 2016, the Compensia regularly attended the meetings of the compensation committee (both with and without management present) and provided the following services:

▪	consulting with the compensation committee chair and other members between compensation committee meetings;

▪
providing competitive market data based in part on the compensation peer group for our executive officer positions and evaluating how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;

▪	assessing executive compensation trends within our industry, and updating on corporate governance and regulatory issues and developments;

▪
providing competitive market data based on the compensation peer group for our board of directors and evaluating how the compensation we pay members of our board of directors compares to how the companies in our compensation peer group compensate their boards of directors;

▪	reviewing market equity compensation practices, including “burn rate” and “overhang”;

▪	reviewing the Compensation Discussion & Analysis; and

▪	assessing compensation risk to determine whether our compensation policies and practices are reasonably likely to have a material adverse impact on the Company.
In 2016, Compensia did not provide any services to us other than the consulting services to the compensation committee. The compensation committee regularly reviews the objectivity and independence of the advice provided by its compensation consultant on executive compensation. In 2016, the compensation committee considered the six specific independence factors adopted by the SEC and reflected in the listing standards of the New York Stock Exchange and determined that the work of Compensia did not raise any conflicts of interest.
Competitive Positioning
To compare our executive compensation against the competitive market, the compensation committee reviews and considers the compensation levels and practices of a group of comparable technology companies. The companies in this compensation peer group were selected on the basis of their similarity to us in size, industry focus, and geographic location. For 2016 pay decisions, the compensation committee used compensation data derived from the most recent update of the compensation peer group. The companies in this compensation peer group were selected on the basis of their similarity to us, based on these criteria:

▪	similar revenue size - ~0.5x to ~2.0x our last four fiscal quarter revenue of approximately $172 million (at the time of the peer group review in July 2015);

▪	similar market capitalization - ~0.5x to ~5.0x our market capitalization of $1 billion (at the time of the peer group review in July 2015);

▪	strong revenue growth;

▪	industry – application software, systems software, and communications equipment industries, with a secondary focus on other internet software and services companies;

▪	executive positions similar in breadth, complexity, and/or scope of responsibility; and

▪	competitors for executive talent.
After consultation with its compensation consultant, the compensation committee approved the following compensation peer group for 2016 executive compensation decisions:

A10 Networks	Ellie Mae	PROS Holdings
Barracuda Networks	Imperva	Qualys
Box	Infoblox	Ruckus Wireless
BroadSoft	Jive Software	SPS Commerce
CalAmp	Marketo	Tangoe
Callidus Software	MobileIron	The Rubicon Project
Cornerstone OnDemand	Proofpoint

To analyze the executive compensation practices of the companies in our compensation peer group, Compensia gathered data from public filings. This information is supplemented with a custom cut of companies from the Radford High-Technology Executive Survey database that are similar to us in revenue, market capitalization and industry and that includes all peer group companies that participate in the Radford survey. This market data was then used as a reference point for the compensation committee to assess our current executive compensation levels in its deliberations on compensation forms and amounts.
The compensation committee reviews our compensation peer group at least annually and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.
Individual Compensation Elements
In 2016, the primary elements of our executive compensation program consisted of base salary, an annual cash bonus opportunity, and long-term incentive compensation in the form of PSU and RSU awards.
Base Salary
Base salary represents the fixed portion of the compensation of our executive officers, including the Named Executive Officers, and is an important element of compensation intended to attract and retain highly-talented individuals. Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other executive officers. Thereafter, the compensation committee reviews the base salaries of our executive officers annually and makes adjustments to base salaries as it determines to be necessary or appropriate.

In February 2016, the compensation committee reviewed the base salaries of our executive officers, including the Named Executive Officers, taking into consideration a competitive market analysis prepared by Compensia, the recommendations of our CEO (except with respect to his own base salary), and the other factors described above. Following this review, the compensation committee determined that adjustments were necessary in some cases to maintain the competitiveness of our executive officers’ base salaries and in those cases decided to increase their base salaries compared to 2015 levels. The base salaries of the Named Executive Officers for 2016 were as follows

Named Executive Officer	2015 Base Salary	2016 Base Salary	Percentage Adjustment
Mr. Hooper	$352,000	$422,000	20%
Mr. Burns	$278,000	$320,000	15%
Mr. Merchant	$280,000	$302,000	8%
Mr. Sambandan	$279,000	$304,000	9%
Mr. Wilke	$300,000	$330,000	10%

The base salary increases were effective March 1, 2016.
In connection with his appointment as our Chief Financial Officer on October 27, 2016, the compensation committee set Mr. Jackson’s initial annual base salary at $350,000. This decision was made by the compensation committee through arm’s-length negotiations with Mr. Jackson and after taking into consideration a competitive market analysis prepared by Compensia and the recommendation of our CEO.
Cash Bonuses
For 2016, we had a cash bonus plan, the Gigamon, Inc. Executive Corporate Bonus Plan (the “2016 Bonus Plan”), for our eligible, non-commissioned executive officers. Mr. Wilke’s annual cash incentive opportunity for 2016 was set forth in a sales commission plan, as described below.
The compensation committee designed the 2016 Bonus Plan to motivate our executive officers to drive “top line” growth (using a revenue measure), as well as “bottom line” profitability (using an operating profit measure); thereby driving execution of our annual operating plan. The compensation committee established target and maximum annual cash bonus opportunities for each of our executive officers, including the Named Executive Officers, and selected the corporate performance measures and related target levels for the year at the beginning of 2016. Under the 2016 Bonus Plan, the compensation committee was to fund a bonus pool based on our actual achievement against the pre-established target levels for each of these performance measures.
Target Annual Cash Bonus Opportunities
Each of our executive officers participating in the 2016 Bonus Plan, including the Named Executive Officers, was assigned a target annual cash bonus opportunity, the amount of which was calculated as a percentage of his average annual base salary. In February 2016, the compensation committee reviewed the target annual cash bonus opportunities of our executive officers, taking into consideration a competitive market analysis prepared by Compensia, the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity), and the other factors described above.

Following this review, the compensation committee decided to maintain their target annual cash bonus opportunities at their 2015 levels. The dollar value of each Named Executive Officer’s target annual cash bonus opportunity increased, however, as a result of the increases to their 2016 base salaries. The target annual cash bonus opportunities of the Named Executive Officers for 2016 were as follows:

Named Executive Officer	2015 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2016 Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2016 Target Annual Cash Bonus Opportunity ($)
Mr. Hooper	100%	100%	$422,000
Mr. Burns	50%	50%	$160,000
Mr. Merchant	50%	50%	$151,000
Mr. Sambandan	50%	50%	$152,000
Mr. Wilke	100%	100%	$330,000

In connection with his appointment as our Chief Financial Officer on October 27, 2016, the compensation committee set Mr. Jackson’s target annual cash bonus opportunity at 50% of his annual base salary. This decision was made by the compensation committee through arm’s-length negotiations with Mr. Jackson and after taking into consideration a competitive market analysis prepared by Compensia and the recommendation of our CEO.
Each participant in the 2016 Bonus Plan was eligible to earn from 0% up to 200% of his target annual cash bonus opportunity depending on our actual performance for the year.
Corporate Performance Measures
In February 2016, the compensation committee selected revenue and operating profit as the corporate performance measures for purposes of the 2016 Bonus Plan. The compensation committee selected these performance measures because it believed that they were appropriate drivers for our business as they provided a balance between generating revenue, growing our business, and managing our expenses, which enhance stockholder value over the short term.
For purposes of the 2016 Bonus Plan, “operating profit” was defined as non-GAAP operating income, which has been reconciled with operating income as calculated under generally accepted accounting principles in Appendix A to this Amendment No. 1 on Form 10-K/A.
The target levels for each of these performance measures were based on our 2016 operating plan, which was reviewed and approved by our board of directors. These target levels were set to reward strong management performance in light of our strategic objectives and the industry and economic conditions and trends at the time the target levels were set. The mix of measures was intended to balance a top line measure (revenue) with a bottom line measure (operating profit). The compensation committee believed such a balance would drive the appropriate amount of focus on propelling growth through revenue without detracting from our ultimate performance as a whole.
In February 2016, the compensation committee set the target levels and the payment percentages for each of the corporate performance measures for 2016. The weighting of these corporate performance measures (as a percentage of each executive officer’s target annual cash bonus opportunity) and the related target levels for each measure were as follows:

Corporate Performance Measure	Weighting	Target Performance Level
Revenue (1)	75%	$290.7 million
Operating profit (2)	25%	$61.4 million

(1) In the case of the revenue measure, we had to achieve at least $254.7 million for the 2016 Bonus Plan to fund with respect to this measure (resulting in funding at 25% of target). The funding of the 2016 Bonus Plan with respect to this measure would increase linearly up to a maximum funding of 200% of target for revenue of $323.8 million or more in 2016.
(2) In the case of the non-GAAP operating profit measure, we had to achieve at least $42.8 million for the 2016 Bonus Plan to fund with respect to this measure (resulting in funding at 25% of target). The funding of the 2016 Bonus Plan with respect to this measure would increase linearly up to a maximum funding of 200% of target for non-GAAP operating profit of $73.4 million or more in 2016.

Individual Performance Factor
The individual performance factor under the 2016 Bonus Plan for each executive officer, including each Named Executive Officer, was based on his or her individual performance against pre-established goals. These goals were agreed to between each executive and our chief executive officer (except with respect to his own goals, which were approved by the compensation committee). Following the end of the year, the compensation committee, based on the recommendation of our chief executive officer (other than with respect to his own performance), approves an achievement percentage for his or her individual performance factor. This individual performance factor is then multiplied against the product of the corporate performance measure achievement and the amount earned for each executive officer’s year-end bonus to determine the final bonus payout.
Payout Timing
Payment of the bonus is made in two installments. In August, an interim payment is based on first half performance. Unless otherwise determined by the compensation committee, for each participant the maximum payment for the first half of 2016 would be equal to 50% of the calculated amount up to the target amount (that is, 25% of the participant’s target annual cash bonus opportunity) and the payment in early 2016 is based on annual performance less the amount paid out for performance in the first half of 2016.
2016 Cash Bonus Payments
In August 2016, the compensation committee determined that the achievement of the corporate performance measures was tracking above 100% of the target performance levels. Consequently, the compensation committee then approved an interim payment of 25% of each Named Executive Officer’s target annual cash bonus opportunity.
In February 2017, the compensation committee reviewed our financial results for 2016 against the corporate performance metrics established by the 2016 bonus plan. Using the corporate performance measurements of revenue and non-GAAP operating income, the target performance, actual performance and relative weighting were as follows:

Corporate Performance Measure	Target Performance Level	Actual Performance Level	Payment Percentage
Revenue	$290.7 million	$310.8 million	75%
Operating profits	$61.4 million	$70.0 million	25%

Based on this level of achievement, the corporate performance factor under the bonus plan goals translated into an executive bonus pool funding at 148.8% of target. Notwithstanding this performance, the compensation committee took into consideration our fourth quarter financial results which were below our expectations, and reduced the corporate performance factor for executive bonus payouts from 148.8% to 139%. The reduction was made based on looking at our achievement by quarter rather than solely on an aggregate annual basis and reflects our compensation philosophy that executive compensation should be tied to performance and aligned to the interests of our stockholders.
The target annual cash bonus opportunities and the actual cash bonus payments made to the Named Executive Officers for 2016 were as follows:

Named Executive Officer	Target Annual Cash Bonus Opportunity (as a percentage of base salary)	Cash Bonus Earned for First Half of 2016	Cash Bonus Earned for Second Half of 2016	Total Actual 2016 Cash Bonus Payment
Mr. Hooper	$422,000	$102,600	$467,780	$578,380
Mr. Burns (1)	$160,000	$39,100	$133,815	$172,915
Mr. Jackson (2)	$151,000	---	$43,865	$43,865
Mr. Merchant	$152,000	$37,300	$170,050	$207,350
Mr. Sambandan	$165,000	$37,500	$187,996	$225,496

(1)	Mr. Burns resigned his position as our Chief Financial Officer on October 27, 2016.

(2)	Mr. Jackson was appointed as our Chief Financial Officer on October 27, 2016.

Sales Commission Plan for Mr. Wilke
In 2016, Mr. Wilke participated in our sales commission plan. The compensation committee determined that to properly incentivize Mr. Wilke’s performance, it was appropriate to compensate him, as our top sales executive, on the same basis as the other key sales employees. His 2016 commission plan aligned with our budget and the revenue goal in our 2016 Bonus Plan.
For 2016, Mr. Wilke’s commission was based on bookings and paid monthly. We have not disclosed the specific formulae or performance targets in Mr. Wilke’s commission plan for several reasons, including our belief that disclosure would cause competitive harm. Mr. Wilke earned 132% of his 2016 target incentive compensation opportunity as a result of our exceeding our 2016 bookings target. Mr. Wilke did not participate in any other bonus plan in 2016.
Long-Term Incentive Compensation
The compensation committee believes long-term incentive compensation is an effective means for focusing our executive officers, including the Named Executive Officers, on driving increased stockholder value over a multi-year period, provides a meaningful reward for appreciation in our stock price and long-term value creation, and motivates them to remain employed with us. In 2016, the compensation committee used equity awards in the form of PSU awards pursuant to which shares of our common stock may be earned based on our performance and RSU awards that may be settled for shares of our common stock to deliver the annual long-term incentive compensation opportunities to our executive officers.
Consistent with our compensation objectives, we believe this approach aligns the contributions of our executive officers with the long term interests of our stockholders and allows them to participate in any future appreciation in our common stock. We believe that PSU awards pursuant to which shares of our common stock may be earned based on our actual performance provide an appropriate long-term incentive for our executive officers, because they are rewarded only to the extent that they achievement performance results intended to enhance our stock price growth. We also believe that RSU awards help us to retain our executive officers and reward them for long-term stock price appreciation while at the same time providing some value to the recipient even if the market price of our common stock declines.
As with their other elements of compensation, the compensation committee determines the amount of long-term incentive compensation for our executive officers as part of its annual compensation review and after taking into consideration a competitive market analysis, the recommendations of our CEO (except with respect to his own long-term incentive compensation), the outstanding equity holdings of each executive officer, the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the companies in our compensation peer group, the potential voting power dilution to our stockholders (our “overhang”) in relation to the companies in our compensation peer group, and the other factors described above.
In February 2016, the compensation committee granted our executive officers, including the Named Executive Officers, a value mix of approximately 50% of PSU awards pursuant to which shares of our common stock may be earned based on our performance and 50% RSU awards that may be settled for shares of our common stock based on continued service. In addition, the compensation committee granted certain of our executive officers, including each of the Named Executive Officers, a supplemental RSU award in recognition of an error in the calculation of their 2014 stock option grants. The equity awards granted to the Named Executive Officers during 2016 were as follows:

Named Executive Officer	PSU Awards for Shares of Our Common Stock (target number of shares)	RSU Awards for Shares of Our Common Stock (number of shares)	Supplemental RSU Awards for Shares of Our Common Stock (number of shares)	Equity Awards (Aggregate Grant Date Fair Value)
Mr. Hooper	66,000	66,000	3,237	$3,215,936
Mr. Burns	20,000	20,000	8,188	$1,145,911
Mr. Merchant	20,000	20,000	491	$962,876
Mr. Sambandan	20,000	20,000	7,101	$1,120,062
Mr. Wilke	20,000	20,000	6,649	$1,109,313

The shares of our common stock subject to each of the PSU awards was to be earned over 2016 based on our revenue and operating profit performance for fiscal 2016, weighted equally. The compensation committee set the levels and payment curve for these two performance measures at the same levels as for the 2016 Bonus Plan.
With respect to any shares earned pursuant to the PSU awards, 25% of such shares were to vest on February 15, 2017, and the remaining earned shares to vest in 12 equal quarterly increments on May 15th, August 15th, November 15th, and February 15th of each year, subject to the executive officer’s continued service with us on each such vesting date. If, prior to the end of fiscal 2016, there was a “change in control,” then performance of each performance measure was to be based on actual performance of the performance measure during the shortened period ending immediately prior to the change in control.
 Each of the RSU awards vests in 16 equal quarterly increments over a four-year period from the date of grant, on May 15th, August 15th, November 15th, and February 15th of each year, subject to the executive officer’s continued service with us on each such vesting date.
Each of the supplemental RSU awards vests in eight equal quarterly increments over a two-year period from the date of grant, on May 15th, August 15th, November 15th, and February 15th of each year, subject to the executive officer’s continued service with us on each such vesting date.
These awards are subject to additional vesting acceleration as described in the “Potential Payments Upon Termination or Upon Termination or Change in Control” section below.
Equity Awards for Mr. Jackson
In connection with his appointment as our Chief Financial Officer on October 27, 2016, the compensation committee granted Mr. Jackson an option to purchase 100,000 shares of our common stock and an RSU award that may be settled for 50,000 shares of our common stock. This decision was made by the compensation committee through arm’s-length negotiations with Mr. Jackson and after taking into consideration a competitive market analysis prepared by Compensia and the recommendation of our CEO. His option vests as to 25% of the shares of our common stock subject to the option on the first anniversary of the date of grant and as to the remaining shares in 36 equal monthly increments over the subsequent three years, subject to his continued service with us on each such vesting date. His RSU award vests as to 25% of the shares of our common stock subject to the award on November 15, 2017 and as to the remaining shares in 12 equal quarterly increments over the subsequent 36 months, on May 15th, August 15th, November 15th, and February 15th of each year, subject to his continued service with us on each such vesting date.
Results of 2016 PSU Awards
In February 2017, the compensation committee determined that our total revenue for 2016 was $310.8 million and our non-GAAP operating income was $70.0 million. Accordingly, the compensation committee determined that the 2016 PSU awards were earned at 149.5% of target for our executive officers, including our Named Executive Officers, because the corporate performance measures were achieved in excess of the target level. The shares of our common stock earned for 2016 performance pursuant to the PSU awards were as follows:

Named Executive Officer	PSU Awards for Shares of Our Common Stock (target number of shares)	PSU Awards for Shares of Our Common Stock (number of shares earned)	Percentage of Target Number of Shares Earned
Mr. Hooper	66,000	98,670	149.5%
Mr. Burns	20,000	29,900	149.5%
Mr. Merchant	20,000	29,900	149.5%
Mr. Sambandan	20,000	29,900	149.5%
Mr. Wilke	20,000	29,900	149.5%

The earned shares vest according to the vesting schedule described above.
Welfare and Health Benefits
Our executive officers are eligible to participate in our employee benefit programs on the same basis as our other full-time, salaried employees. We sponsor a Section 401(k) profit-sharing plan, which is intended to qualify for favorable tax treatment under Section 401(a) of the Code. All of our U.S. employees, including the Named Executive Officers, are eligible to participate on the first day of the month following the date of hire. The Section 401(k) plan includes a salary deferral arrangement under which participants may elect to defer up to 90% of their current eligible compensation not over the statutorily prescribed limit, and have their compensation deferral contributed to the Section 401(k) plan.
In addition, our executive officers, including the Named Executive Officers, are eligible to participate in our employee benefit programs on the same basis as all of our employees. These benefits include medical, dental and vision benefits, disability insurance, basic life insurance coverage, health savings accounts, and accidental death and dismemberment insurance.
We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites or other personal benefits to our executive officers, including the Named Executive Officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.
Employment Offer Letters
We entered into written employment offer letters with each of our executive officers, including the Named Executive Officers. Each of these agreements was approved on our behalf by the compensation committee or, in certain instances, by our board of directors.

In filling each of our executive positions, our board of directors or the compensation committee, as applicable, recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, our board of directors and the compensation committee were sensitive to the need to integrate new executive officers into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations.
Each of these employment offer letters provides for “at will” employment and set forth the initial compensation arrangements for the executive officer, including an initial base salary, an annual cash bonus opportunity, and an initial equity award recommendation.
For information on the specific terms and conditions of the employment offer letters of the Named Executive Officer, see the discussion of “Executive Employment Arrangements” below.
Post-Employment Compensation
We have entered into written change in control severance agreements with each of our executive officers, including the Named Executive Officers. We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. Our post-employment compensation arrangements are designed to provide reasonable compensation to executive officers who leave the Company under certain circumstances to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.
We do not consider specific amounts payable under these post-employment compensation arrangements when establishing annual compensation. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.
We believe that these arrangements are designed to align the interests of management and stockholders when considering the long-term future for the Company. The primary purpose of these arrangements is to keep our most senior executive officers focused on pursuing all corporate transaction activity that is in the best interests of stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the executive and our investors.
All payments and benefits in the event of a change in control of the Company are payable only if there is a subsequent loss of employment by an executive officer (a so-called “double-trigger” arrangement). In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention power following a change in control of the Company and to avoid windfalls, both of which could occur if vesting accelerated automatically as a result of the transaction.
We do not use excise tax payments (or “gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our executive officers, including the Named Executive Officers.
Mutual Separation and Release Agreement with Mr. Burns
On November 9, 2016, in connection with his resignation as our Chief Financial Officer effective October 27, 2016 (the “Resignation Date”), we entered into a mutual separation and release agreement (the “Separation Agreement”) with Mr. Burns pursuant to which he was to remain employed with us and provide reasonable transition services until February 28, 2017 or such earlier date as his services were actually terminated pursuant to the Separation Agreement.
Further, the Separation Agreement provided for Mr. Burns to receive, among other things, his compensation and benefits as in effect as of the Resignation Date through his actual termination date. If Mr. Burns executed a standard release of claims in connection with his termination of employment, he was eligible to receive:

▪	a lump sum cash payment in the amount of $160,000;

▪	accelerated vesting as to the unvested portion of each outstanding equity award that would have vested during the six months following his actual termination date; and

▪	reimbursement of COBRA premiums until six months following his actual termination date.
In addition, if Mr. Burns worked through February 28, 2017 or his terminated was terminated at an earlier date by us other than for “cause” or by him for “good reason,” subject to his execution of a standard release of claims in connection his termination of employment, he was eligible to receive:

▪	a cash bonus in accordance with our annual bonus plan based upon continuous employment through February 28, 2017;

▪	any base salary that would have been paid based upon continuous employment through February 28, 2017; and

▪	reimbursement of COBRA premiums until six months following February 28, 2017.
For information on the change in control severance agreements for the Named Executive Officer, as well as an estimate of the potential payments and benefits payable under these agreements as of the end of 2016, see “Potential Payments Upon Termination or Change in Control” below.
Other Compensation Policies and Practices
Equity Awards Grant Policy
We maintain an equity award policy that sets forth the guidelines pursuant to which equity awards may be granted. Under this policy, equity awards to new hires are to be granted on the 15th day of each month, or if the 15th day is not a business day, the next business day. Equity awards to current employees are expected to be granted once annually, except with promotions or unusual circumstances.
Policy Prohibiting Hedging or Pledging of Our Equity Securities
Our Insider Trading Compliance Policy prohibits all our employees, including our executive officers, and the members of our board of directors from engaging in derivative securities transactions, including hedging, with respect to our common stock and from pledging our securities as collateral or holding our securities in a margin account.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Generally, Section 162(m) of the Code disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to their chief executive officer and each of the three other most highly-compensated executive officers (other than the chief executive officer and chief financial officer) whose compensation is required to be disclosed to our stockholders under the Exchange Act in any taxable year. Remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of Section 162(m) or qualifies for one of the other exemptions from the deductibility limit. In making compensation decisions, the compensation committee considers the potential effects of Section 162(m) on the compensation paid to the Named Executive Officers.
Prior to our becoming a public company, our board of directors had not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation for the covered executive officers. As a publicly-traded company, the compensation committee is mindful of the benefits of full deductibility of compensation, and intends to operate our executive compensation program to be most efficient and effective for our stockholders, which may include compliance with Section 162(m) of the Code.
Where reasonably practicable, the compensation committee seeks to qualify the performance-based incentive compensation paid or awarded to the Named Executive Officers for the “performance-based compensation” exemption from the deductibility limit of Section 162(m). As such, in approving the amount and form of compensation for the Named Executive Officers, the compensation committee considers all elements of our cost of providing such compensation, including the potential impact of Section 162(m). To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, however, the compensation committee has not adopted a policy that all compensation payable to the Named Executive Officers that is subject to Section 162(m) must be deductible for federal income tax purposes. From time to time, the compensation committee may, in its judgment, approve compensation for the Named Executive Officers that does not comply with an exemption from the deductibility limit when it believes that such compensation is in the best interests of the Company and our stockholders.
Accounting for Stock-Based Compensation
We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and members of our board of directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.
Executive Employment Arrangements
Paul A. Hooper
On December 19, 2012, we entered into an offer letter agreement with Paul A. Hooper, our chief executive officer. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Hooper’s current annual base salary is $435,000 and he is eligible for an annual cash target bonus of $435,000. Mr. Hooper’s base salary is subject to review annually. We have also entered into a change in control severance agreement with Mr. Hooper dated September 17, 2012, as amended by Mr. Hooper’s offer letter agreement.
Rex S. Jackson
On October 27, 2016, we entered into an offer letter agreement with Rex S. Jackson, our chief financial officer. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Jackson’s current annual base salary is $355,000 and he is eligible for target cash bonuses of $177,500. Mr. Jackson’s base salary is subject to review annually. We have also entered into a change in control severance agreement with Mr. Jackson dated October 27, 2016.
Michael J. Burns
On October 27, 2016, Michael J. Burns resigned as our chief financial officer. Mr. Burns remained an employee with us, pursuant to a mutual separation and release agreement dated November 9, 2016, until his separation on February 28, 2017.
Shehzad T. Merchant
On March 8, 2013, we entered into an offer letter agreement with Shehzad T. Merchant, our chief technology officer. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Merchant’s current annual base salary is $323,000 and he is eligible for an annual cash target bonus of $161,500. Mr. Merchant’s base salary is subject to review annually. We have also entered into a change in control severance agreement with Mr. Merchant dated April 29, 2013.
Sachi Sambandan
On April 22, 2014, we entered into an offer letter agreement with Sachi Sambandan, our senior vice president of engineering. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Sambandan’s current annual base salary is $316,000 and he is eligible for an annual cash target bonus of $158,000. Mr. Sambandan’s base salary is subject to review annually. We have also entered into a change in control severance agreement with Mr. Sambandan dated May 15, 2014.
Helmut G. Wilke
On August 3, 2014, we entered into an offer letter agreement with Helmut G. Wilke, our senior vice president of worldwide sales. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Wilke’s current annual base salary is $330,000 and he is eligible for an annual cash target incentive compensation opportunity of $330,000. Mr. Wilke’s base salary is subject to review annually. We have also entered into a change in control severance agreement with Mr. Wilke dated March 30, 2015.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Compensation Committee Report
The compensation committee has reviewed and discussed with management the section titled “Executive Compensation” (the “Executive Compensation Disclosure”), including, without limitation, the disclosure under the heading “Compensation Discussion and Analysis,” summary executive compensation tables and related narrative information included in this Amendment No. 1 on Form 10-K/A. Based on such review and discussion, the compensation committee has recommended to the board of directors that the section titled “Executive Compensation Disclosure” be included in this Amendment No. 1 on Form 10-K/A.

Respectfully submitted by the members of the compensation committee of the board of directors:

John H. Kispert (Chair)
Corey M. Mulloy
Michael C. Ruettgers

Summary Compensation Table
The following table provides information regarding the compensation of our Named Executive Officers during the fiscal year ended December 31, 2016.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation ($)(5)	Total ($)

Paul A. Hooper	2016	454,976		3,215,936(6)		578,380	9,192	4,258,484
Chief Executive	2015	348,624		1,479,360	1,394,490	706,000	7,950	3,936,424
Officer	2014	330,667	182,630(7)	1,798,015	1,676,169		6,000	3,993,481

Rex S. Jackson	2016	62,329(8)		2,872,500	5,745,000	43,865	2,256	8,725,950
Chief Financial
Officer

Michael J. Burns	2016	331,358		1,145,911(9)		217,520	9,192	1,703,981
Former Chief	2015	276,676		514,560	485,040	260,000	7,950	1,544,226
Financial Officer	2014	114,851(10)		735,384	611,335	32,069	6,891	1,500,530

Shehzad T. Merchant	2016	327,849		962,876(11)		207,350	8,760	1,506,835
Chief Technology	2015	276,484		536,000	505,250	295,000	7,950	1,620,684
Officer	2014	258,333		642,495	253,950	71,340	7,650	1,233,768

Sachi Sambandan	2016	319,349		1,120,062(12)		225,496	9,192	1,674,099
Senior Vice President
of Engineering

Helmut G. Wilke	2016	350,840		1,109,313(13)		546,181	14,808	2,021,142
Senior Vice	2015	300,000	50,000(14)	385,920	363,780	362,963	7,950	1,470,613
President of Worldwide Sales(15)

(1) This column also includes cash amounts paid for accrued paid-time off in the amount of $44,573 for Mr. Hooper; $17,999 for Mr. Burns; $19,796 for Mr. Sambandan; $26,176 for Mr. Wilke; $29,763 for Mr. Merchant.

(2)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of RSUs and PSUs granted during the fiscal years 2016, 2015 and 2014 computed in accordance with FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 7 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 24, 2017. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of stock options granted during the fiscal years 2016, 2015 and 2014 computed in accordance with FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 7 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(4)
The amounts included in the “Non-Equity Incentive Plan Compensation” column represent the amounts earned and payable pursuant to the 2015 Bonus Plan, the 2014 Gigamon Inc. Corporate Bonus Plan and the 2013 Gigamon Inc. Corporate Bonus Plan, as appropriate. The amount for Mr. Wilke in fiscal year 2015 represents the amount earned and payable to him pursuant to his sales commission plan.

(5)
The amounts included in the “All Other Compensation” column represent 401(k) matching contributions and group term life insurance payments made by us on behalf of each of Messrs. Hooper, Rex, Burns, Merchant, Sambandan and Wilke.

(6)	Includes the grant date probable value of $1,569,480 for PSUs granted in fiscal year 2016. The value of the maximum potential payout for such PSUs was $3,138,960.

(7)	The amount reflects discretionary bonuses earned and payable to Mr. Hooper.

(8)	Mr. Jackson joined us in October 2016, and his salary was prorated based on the number of days he worked.

(9)	Includes the grant date probable value of $475,600 for PSUs granted in fiscal year 2016. The value of the maximum potential payout for such PSUs was $951,200.

(10)	Mr. Burns joined us in July 2014, and his salary was prorated based on the number of days he worked.

(11)	Includes the grant date probable value of $475,600 for PSUs granted in fiscal year 2016. The value of the maximum potential payout for such PSUs was $951,200.

(12)	Includes the grant date probable value of $475,600 for PSUs granted in fiscal year 2016. The value of the maximum potential payout for such PSUs was $951,200.
(13) Includes the grant date probable value of $475,600 for PSUs granted in fiscal year 2016. The value of the maximum potential payout for such PSUs was $951,200.

(14)	The amount reflects a signing bonus earned and payable to Mr. Wilke.
(15) In April 2017, Mr. Wilke informed us that he would be resigning as our Senior Vice President, Worldwide Sales but would continue to serve in such capacity while we conduct a search to identify his successor as well as to assist with the transition of his responsibilities and other related matters.

Grants of Plan-Based Awards in Fiscal 2016
The following table provides information regarding grants of plan-based awards to each of our Named Executive Officers during the fiscal year ended December 31, 2016. For more information, please refer to the section titled “Executive Compensation—Compensation Discussion and Analysis.”

Name	Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value/ Incremental Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Paul A. Hooper	RSU	2/16/2016	—	—	—	—	—	—	66,000	—	—	1,569,480
	RSU	2/16/2016	—	—	—	—	—	—	3,267	—	—	76,976
	PSU	2/16/2016	—	—	—	16,500	66,000	132,000	—	—	—	1,569,480
	Bonus	N/A	—	422,000	—	—	—	—	—	—	—	—
Rex S. Jackson	RSU	11/15/2016	—	—	—	—	—	—	50,000	—	—	2,872,500
	Option	11/15/2016	—	—	—	—	—	—	—	100,000	57.45	5,745,000
	Bonus	N/A	—	175,000	—	—	—	—	—	—	—	—
Michael J. Burns	RSU	2/16/2016	—	—	—	—	—	—	—	20,000	—	475,600
	RSU	2/16/2016	—	—	—	—	—	—	—	8,188	—	194,711
	PSU	2/16/2016	—	—	—	5,000	20,000	40,000	—	—	—	475,600
	Bonus	N/A	—	160,000	—	—	—	—	—	—	—	—
Shehzad T. Merchant	RSU	2/16/2016	—	—	—	—	—	—	20,000	—	—	475,600
	RSU	2/16/2016	—	—	—	—	—	—	491	—	—	11,676
	PSU	2/16/2016	—	—	—	5,000	20,000	40,000	—	—	—	475,600
	Bonus	N/A	—	151,000	—	—	—	—	—	—	—	—
Sachi Sambandan	RSU	2/16/2016	—	—	—	—	—	—	20,000	—	—	475,600
	RSU	2/16/2016	—	—	—	—	—	—	7,101	—	—	168,862
	PSU	2/16/2016	—	—	—	5,000	20,000	40,000	—	—	—	475,600
	Bonus	N/A	—	152,000	—	—	—	—	—	—	—	—
Helmut G. Wilke	RSU	2/16/2016	—	—	—	—	—	—	20,000	—	—	475,600
	RSU	2/16/2016	—	—	—	—	—	—	6,649	—	—	158,113
	PSU	2/16/2016	—	—	—	5,000	20,000	40,000	—	—	—	475,600
	Bonus	N/A	—	330,000	—	—			—	—	—	—

(1)
Represents awards granted under our 2015 Bonus Plan or, in the case of Mr. Wilke, his sales commission plan, which were earned based on performance in the fiscal year ended December 31, 2016. These columns show the awards that were possible at the threshold, target and maximum levels of performance. The column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table shows the actual awards earned in the fiscal year ended December 31, 2016 by our Named Executive Officers under our 2015 Bonus Plan, or, in the case of Mr. Wilke, his sales commission plan.

(2)	Represents awards of PSUs granted under the 2013 Plan. These columns show the awards that were possible at the threshold, target and maximum levels of performance.

(3)	This column represents awards of RSUs granted under the 2013 Plan.

(4)	This column represents awards of stock options granted under the 2013 Plan.

(5)
Amounts in this column represent the grant date fair value of RSUs and stock options awards, calculated in accordance with FASB ASC Topic 718. The assumptions that we used to calculate these amounts are discussed in Note 7 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017. These amounts do not correspond to the actual value that may be realized by the Named Executive Officers.

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table provides information regarding outstanding equity awards held by each of our Named Executive Officers as of December 31, 2016, the last day of our fiscal year.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Hooper	3/01/2013	95,914	3,473(2)	13.11	3/01/2023	—	—	—	—
	4/30/2013	33,742	3,924(3)	14.70	4/30/2023	—	—	—	—
	4/30/2013	—	—	—	—	2,624(4)	119,523	—	—
	2/14/2014	67,165	27,657(5)	30.51	2/14/2024	—	—	—	—
	2/14/2014	—	—	—	—	18,417(6)	838,894	—	—
	2/17/2015	63,250	74,750(7)	21.44	2/17/2022	—	—	—	—
	2/17/2015	—	—	—	—	38,813(8)	1,767,932	—	—
	2/16/2016	—	—	—	—	53,625(9)	2,442,619	—	—
	2/16/2016	—	—	—	—	2,024(10)	92,193	—	—

		Option Awards				Stock Awards
	2/16/2016	—	—	—	—	—	—	98,670(11)	4,494,419

Rex S. Jackson	11/15/2016	—	100,000(12)	57.45	11/14/2023	—	—	—	—
	11/15/2016	—	—	—	—	50,000(13)	2,277,500	—	—

Michael J. Burns	7/29/2014	2,068	39,300(14)	11.02	7/29/2024	—	—	—	—
	7/29/2014	—	—	—	—	25,806(15)	1,175,463	—	—
	2/17/2015	1,000	26,000(16)	21.44	2/17/2022	—	—	—	—
	2/17/2015	—	—	—	—	13,500(17)	614,925	—	—
	2/16/2016	—	—	—	—	16,250(18)	740,187	—	—
	2/16/2016	—	—	—	—	5,118(19)	233,125	—	—
	2/16/2016	—	—	—	—	—	—	29,900(20)	1,361,945

Shehzad T. Merchant	4/30/2013	3,472	5,209(21)	14.70	4/30/2023	—	—	—	—
	2/14/2014	599	4,129(22)	30.51	2/14/2024	—	—	—	—
	2/14/2014	—	—	—	—	2,792(23)	127,176	—	—
	2/17/2015	2,083	27,084(24)	21.44	2/17/2022	—	—	—	—
	2/17/2015	—	—	—	—	14,063(25)	640,570	—	—
	2/16/2016	—	—	—	—	16,250(26)	740,187	—	—
	2/16/2016	—	—	—	—	307(27)	13,984	—	—
	2/16/2016	—	—	—	—	—	—	29,900(28)	1,361,945

Sachi Sambandan	5/15/2014	59,383	32,565(29)	17.57	5/15/2024	—	—	—	—
	5/15/2014	—	—	—	—	21,344(30)	972,219	—	—
	2/17/2015	13,750	16,250(31)	21.44	2/17/2022	—	—	—	—
	2/17/2015	—	—	—	—	8,438(32)	384,351	—	—
	2/16/2016	—	—	—	—	16,250(33)	740,187	—	—
	2/16/2016	—	—	—	—	4,439(34)	202,196	—	—
	2/16/2016	—	—	—	—	—	—	29,900(35)	1,361,945

		Option Awards				Stock Awards
Helmut G. Wilke	8/26/2014	45,248	32,320(36)	10.85	8/26/2024	—	—	—	—
	8/26/2014	—	—	—	—	20,162(37)	918,379	—	—
	2/17/2015	16,500	19,500(38)	21.44	2/17/2022	—	—	—	—
	2/17/2015	—	—	—	—	10,125(39)	461,194	—	—
	2/16/2016	—	—	—	—	16,250(40)	740,187	—	—
	2/16/2016	—	—	—	—	4,156(41)	189,306	—	—
	2/16/2016	—	—	—	—	—	—	29,900(42)	1,361,945

(1)
The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 30, 2016, which was $45.55 per share.

(2)	These options commenced vesting on January 1, 2013 and will vest, subject to Mr. Hooper’s continued role as a service provider to us, with respect to 1/48th of the total shares monthly thereafter.

(3)	These options vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 50% of the total shares on May 1, 2015, and with respect to 1/48th of the total shares monthly thereafter.

(4)
The shares underlying the RSUs vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 50% of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(5)
These options vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 25% of the total shares on February 14, 2015, and with respect to 1/36th of the remaining shares monthly thereafter.

(6)
The shares underlying the RSUs vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2014, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(7)
These options vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 25% of the total shares on February 17, 2016, and with respect to 1/36th of the remaining shares monthly thereafter.

(8)
The shares underlying the RSUs vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(9)
The shares underlying the RSUs vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(10)
The shares underlying the RSUs vest, subject to Mr. Hooper’s continued role as a service provider to us, as to 1/8th of the RSUs on May 15, 2016, and with respect to 1/8th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(11)This amount represents 149.5% of the target shares underlying 2016 PSUs awards. In February 2017, compensation committee determined that the 2016 PSUs were earned at 149.5% of target. The earned shares underlying the 2016 PSUs vest 25% of such shares on February 15, 2017, and the remaining earned shares to vest in 12 equal quarterly increments on May 15th, August 15th, November 15th, and February 15th of each year thereafter.

(12)
These options vest, subject to Mr. Jackson’s continued role as a service provider to us, as to 25% of the total shares on October 27, 2017, and with respect to 1/36th of the remaining shares monthly thereafter.

(13)
The shares underlying the RSUs vest, subject to Mr. Jackson’s continued role as a service provider to us, as to 25% of the RSUs on November 15, 2017 and with respect to 1/16th of the total RSUs vesting on February 15, May 15, August 15 and November 15 of each year thereafter.

(14)
These options vest, subject to Mr. Burns’ continued role as a service provider to us, as to 25% of the total shares on July 22, 2015, and with respect to 1/36th of the remaining shares monthly thereafter.

(15)
The shares underlying the RSUs vest, subject to Mr. Burns’ continued role as a service provider to us, as to 25% of the RSUs on August 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(16)
These options vest, subject to Mr. Burns’ continued role as a service provider to us, as to 25% of the total shares on February 17, 2016, and with respect to 1/36th of the remaining shares monthly thereafter.

(17)
The shares underlying the RSUs vest, subject to Mr. Burns’ continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(18)
The shares underlying the RSUs vest, subject to Mr. Burns’ continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(19)
The shares underlying the RSUs vest, subject to Mr. Burns’ continued role as a service provider to us, as to 1/8th of the RSUs on May 15, 2016, and with respect to 1/8th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(20)
This amount represents 149.5% of the target shares underlying 2016 PSUs awards. In February 2017, compensation committee determined that the 2016 PSUs were earned at 149.5% of target. The earned shares underlying the 2016 PSUs vest 25% of such shares on February 15, 2017, and the remaining earned shares to vest in 12 equal quarterly increments on May 15th, August 15th, November 15th, and February 15th of each year thereafter. For Mr. Burns, vesting is further subject to the Separation Agreement.

(21)
These options vest, subject to Mr. Merchant’s continued role as a service provider to us, as to 25% of the total shares on March 29, 2014, and with respect to 1/36th of the remaining shares monthly thereafter.

(22)
These options vest, subject to Mr. Merchant’s continued role as a service provider to us, as to 25% of the total shares on February 14, 2015, and with respect to 1/36th of the remaining shares monthly thereafter.

(23)
The shares underlying the RSUs vest, subject to Mr. Merchant’s continued role as a service provider to us, as to1/16th of the RSUs on May 15, 2014, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(24)
These options vest, subject to Mr. Merchant’s continued role as a service provider to us, as to 25% of the total shares on February 17, 2016, and with respect to 1/36th of the remaining shares monthly thereafter.

(25)
The shares underlying the RSUs vest, subject to Mr. Merchant’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(26)
The shares underlying the RSUs vest, subject to Mr. Merchant’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(27)
The shares underlying the RSUs vest, subject to Mr. Merchant’s continued role as a service provider to us, as to 1/8th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(28)
This amount represents 149.5% of the target shares underlying 2016 PSUs awards. In February 2017, compensation committee determined that the 2016 PSUs were earned at 149.5% of target. The earned shares underlying the 2016 PSUs vest 25% of such shares on February 15, 2017, and the remaining earned shares to vest in 12 equal quarterly increments on May 15th, August 15th, November 15th, and February 15th of each year thereafter.

(29)
These options vest, subject to Mr. Sambandan’s continued role as a service provider to us, as to 25% of the total shares on May 15, 2015, and with respect to 1/36th of the remaining shares monthly thereafter.

(30)
The shares underlying the RSUs vest, subject to Mr. Sambandan’s continued role as a service provider to us, as to 25% of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(31)
These options vest, subject to Mr. Sambandan’s continued role as a service provider to us, as to 25% of the total shares on February 17, 2016, and with respect to 1/36th of the remaining shares monthly thereafter.

(32)
The shares underlying the RSUs vest, subject to Mr. Sambandan’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(33)
The shares underlying the RSUs vest, subject to Mr. Sambandan’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(34)
The shares underlying the RSUs vest, subject to Mr. Sambandan’s continued role as a service provider to us, as to 1/8th of the RSUs on May 15, 2016, and with respect to 1/8th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(35) This amount represents 149.5% of the target shares underlying 2016 PSUs awards. In February 2017, compensation committee determined that the 2016 PSUs were earned at 149.5% of target. The earned shares underlying the 2016 PSUs vest 25% of such shares on February 15, 2017, and the remaining earned shares to vest in 12 equal quarterly increments on May 15th, August 15th, November 15th, and February 15th of each year thereafter.

(36)
These options vest, subject to Mr. Wilke’s continued role as a service provider to us, as to 25% of the total shares on August 11, 2015, and with respect to 1/36 of the remaining shares monthly thereafter.

(37)
The shares underlying the RSUs vest, subject to Mr. Wilke’s continued role as a service provider to us, as to 25% of the RSUs on August 15, 2015, and with respect to 1/16th of the total RSUs vesting on November 15, February 15, May 15 and August 15 of each year thereafter.

(38)
These options vest, subject to Mr. Wilke’s continued role as a service provider to us, as to 25% of the total shares on February 17, 2016, and with respect to 1/36th of the remaining shares monthly thereafter.

(39)
The shares underlying the RSUs vest, subject to Mr. Wilke’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2015, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(40)
The shares underlying the RSUs vest, subject to Mr. Wilke’s continued role as a service provider to us, as to 1/16th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.

(41)The shares underlying the RSUs vest, subject to Mr. Wilke’s continued role as a service provider to us, as to 1/8th of the RSUs on May 15, 2016, and with respect to 1/16th of the total RSUs vesting on August 15, November 15, February 15 and May 15 of each year thereafter.
(42) This amount represents 149.5% of the target shares underlying 2016 PSUs awards. In February 2017, compensation committee determined that the 2016 PSUs were earned at 149.5% of target. The earned shares underlying the 2016 PSUs vest 25% of such shares on February 15, 2017, and the remaining earned shares to vest in 12 equal quarterly increments on May 15th, August 15th, November 15th, and February 15th of each year thereafter.
Option Exercises and Stock Awards Vesting During Fiscal 2016
The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and vesting of stock awards during the fiscal year ended December 31, 2016 by each of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Paul A. Hooper	124,077	4,002,185	50,820	2,057,739
Rex S. Jackson	—	—	—	—
Michael J. Burns	66,915	1,665,514	27,566	1,113,158
Shehzad T. Merchant	84,231	2,452,310	17,917	649,176
Sachi Sambandan	—	—	24,391	987,010
Helmut G. Wilke	—	—	22,263	903,058

(2)
The value realized on exercise of option awards is calculated as the difference between the closing market price of the shares of our common stock underlying the options exercised and the applicable exercise price of those options.

(2)
The value realized on vesting of stock awards is calculated by multiplying the number of stock by the closing market price of our common stock underlying the shares on each vesting date of the stock award.

Potential Payments Upon Termination or Upon Termination or Change in Control
We entered into change in control severance agreements with our Named Executive Officers that provide for the severance compensation described below.
Upon a termination of employment without cause or resignation for good reason (as such terms are defined in the agreements) before the date that is three months prior to a change in control of our company or following the date that is 12 months following a change in control, the executive will receive (2) a cash severance payment equal to six months (12 months, in the case of Mr. Hooper) of his or her base salary, (2) reimbursement for COBRA premiums for up to six months (12 months in the case of Mr. Hooper), and (3) six months (12 months in the case of Mr. Hooper) of accelerated vesting of his or her outstanding equity awards.
Upon a termination of employment without cause or resignation for good reason during the period beginning three months prior to a change in control and ending 12 months following a change in control, the executive will receive (2) a cash severance payment equal to six months (12 months in the case of Mr. Hooper) of his or her base salary, (2) reimbursement for COBRA premiums for up to six months (12 months in the case of Mr. Hooper), and (3) either 24 months of accelerated vesting of his or her equity awards if the change in control occurs within the first 12 months following the executive’s date of hire, or full accelerated vesting if the change in control occurs after the first 12 months following the executive’s date of hire.
The agreements require the executive to sign and not revoke a general release of claims in favor of the company as a condition of receiving the severance and equity acceleration benefits described above. The agreements each have a three-year term and then renew automatically for successive one year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the end of the then-current term.
The agreements also provide that in the event any amounts in the agreement or otherwise constitute “parachute payments” within the meaning of Section 280G of the Code, and could be subject to the related excise tax, the executive would be entitled to receive either full payment of benefits or such lesser amount that would result in no portion of the benefits being subject to an excise tax, whichever results in the greater amount of after-tax benefits to the executive.
The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described below, assuming that the triggering event took place on December 31, 2016, the last day of our fiscal year.

Named executive officer	Termination Without Cause or Resignation for Good Reason Not in Connection with a Change in Control ($)	Termination Without Cause or Resignation for Good Reason in Connection with a Change in Control ($)(1)
Paul A. Hooper
Severance payment	352,000	352,000
Continued health coverage	27,721	27,721
Accelerated vesting(2)	4,810,423	12,207,483
Total:	5,190,144	12,587,204
Rex S. Jackson
Severance payment	175,000	175,000
Continued health coverage	13,861	13,861
Accelerated vesting(2)	—	1,138,750
Total:	188,861	1,327,611
Michael J. Burns(3)
Severance payment	247,000	160,000
Continued health coverage	13,861	13,861
Accelerated vesting(2)	2,238,064	2,238,064
Total:	2,498,925	2,411,925
Shehzad T. Merchant
Severance payment	151,000	151,000
Continued health coverage	11,811	11,811
Accelerated vesting(2)	991,538	3,759,655
Total:	1,154,349	3,922,466
Sachi Sambandan
Severance payment	152,000	152,000
Continued health coverage	13,861	13,861
Accelerated vesting(2)	1,356,739	4,963,854
Total:	1,522,600	5,129,715
Helmut G. Wilke(4)
Severance payment	185,000	185,000
Continued health coverage	4,415	4,415
Accelerated vesting(2)	1,339,913	5,262,660
Total:	1,529,328	5,452,075

(1)
A qualifying termination of employment is considered “in connection with a change in control” if such termination occurs within the period commencing three months before and ending 12 months after a “change in control.”

(2)
For purposes of valuing accelerated vesting, the values indicated in the table are calculated, with respect to stock options, as the aggregate difference between $45.55, the closing price of a share of our common stock on December 30, 2016, and the exercise price of the applicable option, multiplied by the number of unvested shares accelerated, and, with respect to RSUs, $45.55, the closing price of a share of our common stock on December 30, 2016, multiplied by the number of unvested RSUs accelerated. With respect to PSUs, the values above reflect the number of PSUs actually earned during fiscal 2016 multiplied by $45.55, the closing price of a share of our common stock on December 30, 2016.

(3)
Mr. Burns resigned as our chief financial officer effective October 27, 2016 but remained an employee with us, pursuant to a mutual separation and release agreement dated November 9, 2016, until his separation on February 28, 2017. See the section titled “Certain Relationships and Related Transaction, and Director Independence— Mutual Separation and Release Agreement” for additional information.

(4)
In April 2017, Mr. Wilke informed us that he would be resigning as our Senior Vice President, Worldwide Sales but would continue to serve in such capacity while we conduct a search to identify his successor as well as to assist with the transition of his responsibilities and other related matters.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2016. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(2)	3,472,235	$21.35	3,569,819
Equity compensation plans not approved by stockholders	—	—	—
Total	3,472,235	$21.35	3,569,819

(1)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

(2)
Includes the following plans: the 2013 Plan and 2013 Employee Stock Purchase Plan (the “ESPP”). Our 2013 Plan provides that on the first day of each fiscal year beginning in 2014, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. Our ESPP provides that on the first day of each fiscal year beginning in 2014, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 439,422 shares, (ii) 1.5% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. On January 1, 2017, the number of shares available for issuance under our 2013 Plan and our ESPP increased by 1,464,740 shares and 439,422 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2017 for:

•	each of our directors and nominees for director;

•	each of our Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person or group, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based our calculation of the percentage of beneficial ownership on 36,739,122 shares of our common stock outstanding as of March 31, 2017. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2017 or issuable pursuant to restricted stock units which are subject to vesting conditions expected to occur within 60 days of March 31, 2017 to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Gigamon Inc., 3300 Olcott Street, Santa Clara, California 95054. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers, Directors and Director Nominees:
Paul A. Hooper (1)	324,973	*
Rex S. Jackson	—
Mike Burns (2)	58,686	*
Helmut Wilke (3)	94,666	*
Shehzad Merchant (4)	40,266	*
Sachi Sambandan (5)	107,051	*
Corey M. Mulloy (6)	129,389	*
John H. Kispert (7)	55,902	*
Ted C. Ho (8)	635,739	1.7%
Paul J. Milbury (9)	55,942	*
Michael C. Ruettgers (10)	124,102	*
Robert E. Switz (11)	3,941	*
Joan A. Dempsey	—	*
Dario Zamarian	—	*
Arthur W. Coviello, Jr.(12)	—	*
All current executive officers, directors and director nominees as a group (16 persons) (13)	1,695,620	4.60%
5% Stockholders:
Allianz Global Investors U.S. Holdings LLC(14)	2,239,382	6.2%
The Vanguard Group(15)	2,806,175	7.76%
BlackRock, Inc. (16)	2,238,468	6.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Consists of (i) 15,290 shares held by Mr. Hooper as of March 31, 2017 and (ii) 309,683 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(2)	Consists of (i) 58,686 shares held by Mr. Burns as of March 31, 2017 and (ii) no shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(3)	Consists of (i) 13,752 shares held by Mr. Wilke as of March 31, 2017 and (ii) 80,914 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(4)	Consists of (i) 17,516 shares held by Mr. Merchant as of March 31, 2017 and (ii) 22,750 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(5)	Consists of (i) 13,332 shares held by Mr. Sambandan as of March 31, 2017 and (ii) 93,719 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(6)
Consists of (i) 12,430 shares held by Mr. Mulloy as of March 31, 2017, (ii) 16,959 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017, (iii) 61,481 shares held by Highland Capital Partners VII Limited Partnership, a Delaware limited partnership (“Highland Capital VII”), (iv) 14,897 shares held by Highland Capital Partners VII-B Limited Partnership, a Delaware limited partnership (“Highland Capital VII-B”), (v) 21,696 shares held by Highland Capital Partners VII-C Limited Partnership, a Delaware limited partnership (“Highland Capital VII-C”) and (vi) 1,926 shares held by Highland Entrepreneurs’ Fund VII Limited Partnership, a Delaware limited partnership (“Highland Entrepreneurs’ Fund,” and collectively with Highland Capital VII, Highland Capital VII-B and Highland Capital VII-C, the “Highland Investing Entities”). Highland Management Partners VII Limited Partnership, a Delaware limited partnership (“HMP VII”), is the general partner of the Highland Investing Entities. Highland Management Partners VII, LLC, a Delaware limited liability company (“Highland Management”), is the general partner of HMP VII. Sean M. Dalton, Robert J. Davis, Paul A. Maeder, Daniel J. Nova and Corey M. Mulloy, are the managing members of Highland Management. Highland Management, as the general partner of the general partner of the Highland Investing Entities, is deemed to have beneficial ownership of the shares held by the Highland Investing Entities. The managing members of Highland Management are deemed to share voting and investment power over the shares held by the Highland Investing Entities. The address for the entities affiliated with Highland Capital Partners is One Broadway, 16th Floor, Cambridge, MA 02142.

(7)	Consists of (i) 5,943 shares held by Mr. Kispert as of March 31, 2017 and (ii) 49,959 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(8)
Consists of (i)  11,837 shares held by Mr. Ho as of March 31, 2017, (ii) 23,533 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017, (iii) 190,919 shares held by the Ted Ching-Lin Ho Nevada Gift Trust, of which Mr. Ho is a beneficiary, (iv) 213,531 shares held by the Ted and Julie Ho Living Trust, of which Mr. Ho is a grantor and trustee, (v) 190,919 shares held by the Julie Hsiao Ling Ho Nevada Gift Trust, of which Mr. Ho is a beneficiary and (vi) 5,000 shares held by Tiffany Fay Ho & Julie Ho JTWROS of which the wife of Mr. Ho is a trustee.

(9)	Consists of (i) 5,943 shares held by Mr. Milbury as of March 31, 2017 and (ii) 49,999 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(10)
Consists of (i) 106,143 shares held by Mr. Ruettgers as of March 31, 2017, (ii) 1,000 shares held by the wife of Mr. Ruettgers, and (iii) 16,959 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(11)	Consists of (i) ) 3,941 shares held by Mr. Switz as of March 31, 2017 and (ii) no shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(12)	Mr. Coviello joined our Board of Directors on April 25, 2017 and did not beneficially own any shares of our common stock as of March 31, 2017.

(13)
Consists of (i) 970,008 shares beneficially owned by our current executive officers and directors as of March 31, 2017 and (ii) 725,612 shares issuable upon exercise of outstanding equity awards exercisable within 60 days of March 31, 2017.

(14)
Based solely on the information reported in the Schedule 13G filed with the SEC by Allianz Global Investors U.S. Holdings LLC (“Allianz”) on February 14, 2017. Consists of 2,239,382 shares beneficially held by Allianz, 2,022,593 shares for which Allianz possesses sole voting power and 2,239,382 for which

Allianz possesses sole dispositive power. The address for Allianz is 1633 Broadway, New York, NY 10019.

(15)
Based solely on the information reported in the Schedule 13G/A filed with the SEC by The Vanguard Group ("Vanguard") on February 13, 2017. Consists of 2,806,175 shares beneficially held by Vanguard, 63,580 shares for which Vanguard possesses sole voting power and 2,742,392 shares for which Vanguard possesses sole dispositive power. The address for Vanguard is 100 Vanguard Blvd. Malvern, PA 19355.

(16)
Based solely on the information reported in Schedule 13G/A filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 24, 2017. Consists of 2,238,468 shares beneficially held by BlackRock, 2,155,645 shares for which BlackRock possesses sole voting power and 2,238,468 shares for which BlackRock possesses sole dispositive power. The address for BlackRock is 55 East 52nd Street

New York, NY 10055.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.
Investor Rights Agreement
We are party to an Investor Rights Agreement, dated as of January 20, 2010, with our co-founders, including Ted C. Ho, our director, which provides, among other things, that certain holders of our common stock have certain rights relating to the registration of their shares of common stock.
Offer Letter Agreements, Change in Control Severance Agreements and Equity Awards
We have entered into offer letter agreements with certain of our executive officers. See the section titled “Executive Compensation— Executive Employment Arrangements” for more information regarding these agreements.
We have entered into change in control arrangements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits. See the section titled “Potential Payments Upon Termination or Upon Termination or Change in Control” for more information regarding these agreements.
We have granted equity awards to our executive officers and certain of our directors. See the sections titled “Executive Compensation— Outstanding Equity Awards at Fiscal Year End” and “Director Compensation” for a description of these awards.
Mutual Separation and Release Agreement
We are a party to a Mutual Separation and Release Agreement, dated as of November 9, 2016, with Michael J. Burns, our former chief financial officer, which provides for, among other things, Mr. Burns’ entitlement to compensation from the date of his resignation through the date of his separation on February 28, 2017.
Other Transactions
Since January 1, 2014, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Policies and Procedures for Related Party Transactions
The audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or stockholders who own greater than 5% of our outstanding common stock and their affiliates, in each case since the beginning of the most recently completed fiscal year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction.

Item 14.   Principal Accounting Fees and Services
The following table presents fees for professional audit services and other services rendered to our company by PwC for our fiscal years ended December 26, 2015 and December 31, 2016.

	2015	2016
Audit Fees(1)	$1,465,500	$1,525,000
Audit-Related Fees(2)	38,000	14,500
Tax(3)	–	126,000
All Other Fees(4)	1,800	1,600
Total Fees	$1,505,300	$1,667,100

(1)
Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)
Tax Fees consist of fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. These services include research and development tax studies and determining the manufacturing deduction for tax purposes.

(4)	All Other Fees consist of permitted services other than those that meet the criteria above.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to PwC since our initial public offering, effective June 12, 2013, were pre-approved by our audit committee.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the report
1.     Financial Statements
Our consolidated financial statements were previously listed in the “Index to Consolidated Financial Statements Under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
2.     Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 or in the notes thereto.
3.     Exhibits
The following is a list of exhibits filed, furnished or incorporated by reference as a part of this this Amendment No. 1 on Form 10-K/A.

Exhibit Number	Description	Incorporated by Reference From Form
31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
(b)     Exhibits
See Item 15(a)(3) above.
(c)     Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 28, 2017.

GIGAMON INC.

By:	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Hooper	Chief Executive Officer and Director (Principal Executive Officer)
Paul A. Hooper

/s/ Rex S. Jackon	Chief Financial Officer (Principal Financial and Accounting Officer)
Rex S. Jackson

*	Director
Joan A. Dempsey

*	Director
Ted Ho

*	Director
John H. Kispert

*	Director
Paul J. Milbury

*	Director
Corey M. Mulloy

*	Director
Michael C. Ruettgers

*	Director
Robert E. Switz

*	Director
Dario Zamarian

APPENDIX A – UNAUDITED RECONCILIATIONS FROM GAAP TO NON-GAAP
Gigamon Inc.
Reconciliation of GAAP to Non-GAAP Financial Measures
(In thousands, except percentages)
(unaudited)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015
Total Revenue	310,855	221,975
Reconciliation of GAAP Gross Profit and GAAP Gross Margin to Non-GAAP Gross Profit and Non-GAAP Gross Margin:
GAAP gross profit	256,032	176,180
Stock-based compensation expense	1,928	1,872
Stock-based compensation related payroll taxes	83	68
Non-GAAP gross profit	$258,043	$178,120
GAAP gross margin	82%	79%
Non-GAAP gross margin	83%	80%
Reconciliation of GAAP Net Income (loss) Attributable To Common Stockholders to Non-GAAP Net Income:
GAAP net income attributable to common stock holders	$49,747	$6,176
Stock-based compensation expense	38,815	29,768
Stock-based compensation related payroll taxes	1,185	942
Income tax effect of release of valuation allowance	(30,500)	—
Income tax effect of Non-GAAP adjustments	(11,362)	(7,913)
Non-GAAP net income	$47,885	$28,983

Fiscal Year Ended
December 31, 2016
Reconciliation of GAAP Operating Income to Non-GAAP Operating Income:
GAAP operating income	30,184
Stock-based compensation expense	38,815
Stock-based compensation related payroll taxes	1,185
Non-GAAP operating income	$70,184