Form 10-Q
period 2017-04-01
Gigamon Inc.
filed 2017-05-10
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒ NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of May 1, 2017, there were 36,740,466 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended April 1, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,676	$148,926
Short-term investments	105,504	109,238
Accounts receivable, net of allowance for doubtful accounts and sales returns of $882 and $979, as of April 1, 2017 and December 31, 2016, respectively	56,526	75,522
Inventories	11,908	11,347
Prepaid expenses and other current assets	12,137	9,909
Total current assets	345,751	354,942
Property and equipment, net	12,448	11,809
Deferred tax assets, net	44,458	33,094
Other assets, non-current	2,272	1,154
TOTAL ASSETS	$404,929	$400,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,591	$5,208
Accrued liabilities	20,490	34,649
Deferred revenue	67,484	68,997
Total current liabilities	94,565	108,854
Deferred revenue, non-current	28,351	28,785
Deferred and other tax liabilities, non-current	288	201
Other liabilities, non-current	312	499
TOTAL LIABILITIES	123,516	138,339
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of April 1, 2017 and December 31, 2016, respectively.	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 36,740 and 36,303 shares issued and outstanding as of April 1, 2017 and December 31, 2016, respectively.	4	4
Additional paid-in capital	274,287	256,774
Accumulated other comprehensive loss	(49)	(17)
Retained earnings	7,171	5,899
TOTAL STOCKHOLDERS’ EQUITY	281,413	262,660
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,929	$400,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue:
Product	$44,010	$44,662
Service	25,557	22,549
Total revenue	69,567	67,211
Cost of revenue:
Product	10,604	10,707
Service	2,706	2,082
Total cost of revenue	13,310	12,789
Gross profit	56,257	54,422
Operating expenses:
Research and development	20,149	15,358
Sales and marketing	33,441	27,657
General and administrative	9,055	7,995
Total operating expenses	62,645	51,010
Income (loss) from operations	(6,388)	3,412
Interest income	356	207
Other expense, net	(117)	(69)
Income (loss) before income tax provision	(6,149)	3,550
Income tax benefit (provision)	3,912	(579)
Net income (loss)	$(2,237)	$2,971
Net income (loss) per share:
Basic	$(0.06)	$0.09
Diluted	$(0.06)	$0.08
Weighted average shares used in computing net income (loss) per share:
Basic	36,563	34,633
Diluted	36,563	36,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$(2,237)	$2,971
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net	(32)	84
Comprehensive income (loss)	$(2,269)	$3,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,237)	$2,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,021	1,271
Stock-based compensation expense	12,554	8,176
Deferred income taxes	(4,137)	(117)
Inventory write-down	206	175
Other	29	25
Changes in operating assets and liabilities:
Accounts receivable	18,996	2,263
Inventories	(770)	(2,073)
Prepaid expenses and other assets	(2,792)	654
Accounts payable	1,718	(254)
Accrued liabilities and other liabilities	(14,371)	(13,076)
Deferred revenue	(1,947)	(3,282)
Net cash provided by (used in) operating activities	9,270	(3,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(33,710)	(29,107)
Proceeds from maturities of short-term investments	37,500	26,786
Purchase of property and equipment	(2,695)	(2,107)
Net cash provided by (used in) investing activities	1,095	(4,428)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	4,956	3,368
Proceeds from exercise of stock options	581	1,377
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,339)	(1,385)
Net cash provided by financing activities	1,198	3,360
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,563	(4,335)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	148,926	120,212
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$160,489	$115,877

Reconciliation to cash and cash equivalents and Other assets, non-current
Current assets - Cash and cash equivalents	$159,676	$115,877
Other assets, non-current - restricted cash	813	—
Total cash, cash equivalents and restricted cash	$160,489	$115,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$750	$283
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$955	$314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Company
The Company
Gigamon Inc. (the “Company”) designs, develops and sells products and services that together provide customers visibility and control of network traffic. The Company serves global enterprises, governments and service providers that seek to maintain and improve the security, reliability and performance of their network infrastructure.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company prepared its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes except for the adoption of the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation - Stock Compensation and the accounting standard update related to restricted cash, which affected the presentation in the condensed statements of cash flows.
Certain prior periods’ amounts were reclassified to conform to the current year’s presentation. None of these reclassifications impacted the reported net income (loss) or earnings per share for any of the periods presented.
The Company's fiscal year is 52 or 53 weeks and ends on the last Saturday in December. Fiscal 2016 was a 53-week fiscal year ending on December 31, 2016; the first quarter was a 14-week quarter ended on April 2, 2016 and each subsequent quarter was a 13-week quarter. Fiscal 2017 is a 52-week fiscal year ending on December 30, 2017, with each quarter therein being a 13-week quarter.
Unaudited Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of April 1, 2017, its results of operations and comprehensive income (loss) for the three months ended April 1, 2017 and April 2, 2016, respectively, and cash flows for the three months ended April 1, 2017 and April 2, 2016, respectively. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The statement of income for the three months ended April 1, 2017 is not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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

Concentrations
The Company operates in highly competitive and rapidly changing markets that could negatively impact the Company’s operating results. A number of components that meet the Company’s manufacturing requirements are available only from single source suppliers. In addition, the Company relies on two contract manufacturers to manufacture a substantial majority of its products. The inability of its single source suppliers and contract manufacturers to provide the Company with adequate supplies of high-quality components and products could cause a delay in order fulfillment, which could adversely affect the Company’s revenue, cost of revenue and operating results.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The majority of the Company's cash, cash equivalents and short-term investments are held in, or managed by a limited number of major financial institutions in the United States that management believes are creditworthy. Such deposits may exceed the insured limits provided on them. The Company mitigates credit risk associated with its accounts receivable by performing ongoing credit evaluations of its customers and determines if it needs to establish an allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of customer accounts.
The following customers represented more than 10% or more of total revenue or accounts receivable:

	Three Months Ended
	April 1, 2017	April 2, 2016
Percent of Revenue:
Customer A (distributor)	25%	35%
Customer B (distributor)	18%	24%
Customer C (end user)	18%	14%

	As of
	April 1, 2017	December 31, 2016
Percent of Accounts Receivable:
Customer A (distributor)	17%	32%
Customer B (distributor)	18%	16%
Customer C (end user)	24%	10%

Recent Accounting Pronouncements
New Accounting Updates Recently Adopted
The Company has adopted the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation during the first quarter of fiscal 2017. Specifically, the Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of the change was recognized as a $3.6 million reduction to retained earnings as of January 1, 2017. Stock-based excess tax benefits or shortfalls are now reflected in the results of operations as a component of the income tax benefit (provision), whereas they previously were recognized in equity. The cumulative impact of this change was recorded as a deferred tax asset of $7.6 million for the previously unrecognized excess tax benefits with an adjustment of $7.1 million and $0.5 million to retained earnings and a valuation allowance for a certain jurisdiction, respectively. Additionally, the Company's condensed consolidated statements of cash flows now includes excess tax benefits as an operating activity with the prior period adjusted accordingly.
The Company has adopted the restricted cash guidance, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods presented in the consolidated statements of cash flows in the first quarter of fiscal 2017 using a retrospective transition method for each period presented.
Recent Accounting Updates Not Yet Effective
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to defer the effective date of this standard by one year. Additionally, in March 2016 the FASB issued additional information that clarifies the implementation guidance on principal versus agent considerations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company did not elect to early adopt, and accordingly, it will adopt the new standard effective for its fiscal year 2018.
The Company is evaluating the impact of the new standard on its accounting policies, processes, and system requirements and currently plans to adopt using the full retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
Revenue recognition for non-essential software is currently accounted for under the Software Revenue Recognition guidance, which entails allocating the arrangement consideration to deliverables that have established vendor specific objective evidence Value (“VSOE”) or fair value and the residual to other deliverables based on third party evidence or best estimates of selling prices. Revenue from each deliverable is then recognized when all requirements are met for that specific deliverable. The new standard does not retain the concept of VSOE, the Company preliminarily believes it will use the Standalone Selling Price to determine the appropriate amount to be allocated to each separate performance obligation using the Relative Selling Price approach. As part of the Company's preliminary evaluation, it has considered the impact of the guidance relating to Other Assets and Deferred Costs; Contracts with customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition ("TRG") from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company preliminarily believes that it will capitalize certain costs of obtaining the contract, including additional sales commissions, as the new cost guidance, as interpreted by the TRG, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. Under the Company's current accounting policy, it expenses the commission costs immediately as incurred.
While the Company continues to assess the potential impacts of the new standard, it anticipates this standard could have a material impact on its consolidated financial statements. However, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements at this time.
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. The effective date of this update will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective transition method with early adoption permitted. The Company expects the standard to have a material impact on its assets and liabilities for the addition of right-of-use assets and lease liabilities, but the Company does not expect it to have a material impact on its results of operations or liquidity.
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
3. Fair Value Measurements
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
Cash Equivalents and Short-Term Investments
The components of the Company’s cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	April 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$95,496	$95,496	$—
Commercial papers	10,492	—	10,492
Total cash equivalents	$105,988	$95,496	$10,492

Short-term investments:
Corporate debt securities	$15,661	$—	$15,661
Commercial papers	14,742	—	14,742
U.S. agency debt securities	18,618	—	18,618
U.S. government securities	56,483	—	56,483
Total short-term investments	$105,504	$—	$105,504

		Fair Value Measured Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$99,992	$99,992	$—
Commercial papers	1,999	—	1,999
Total cash equivalents	$101,991	$99,992	$1,999

Short-term investments:
Corporate debt securities	$10,110	$—	$10,110
Commercial papers	12,956	—	12,956
U.S. agency debt securities	21,697	—	21,697
U.S. government securities	64,475	—	64,475
Total short-term investments	$109,238	$—	$109,238
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors or other sources, to determine the ultimate fair value of these assets. The Company has no assets classified as Level 3. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the three months ended April 1, 2017.
As of April 1, 2017 and December 31, 2016, the Company had no liabilities measured at fair value.
Financial assets measured at amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$95,496	$—	$—	$95,496
Commercial papers	10,492	—	—	10,492
Total cash equivalents	$105,988	$—	$—	$105,988
Short-term investments:
Corporate debt securities	$ +15,672	$2	$(13)	$15,661
Commercial papers	14,742	—	—	14,742
U.S. agency debt securities	18,623	1	(6)	18,618
U.S. government securities	56,516	1	(34)	56,483
Total short-term investments	$105,553	$4	$(53)	$105,504

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$99,992	$—	$—	$99,992
Commercial papers	1,999	—	—	1,999
Total cash equivalents	$101,991	$—	$—	$101,991
Short-term investments:
Corporate debt securities	$10,119	$—	$(9)	$10,110
Commercial papers	12,956	—	—	12,956
U.S. agency debt securities	21,698	1	(2)	21,697
U.S. government securities	64,482	8	(15)	64,475
Total short-term investments	$109,255	$9	$(26)	$109,238
The Company’s realized gain was immaterial in the three months ended April 1, 2017. There were no securities in a material continuous loss position for 12 months or longer as of April 1, 2017 and December 31, 2016.
The contractual maturity date of the cash equivalents and short-term investments at estimated fair value was as follows (in thousands):

	As of
	April 1, 2017	December 31, 2016
Due within one year	$195,003	$205,250
Due between one and five years	16,489	5,979
Total	$211,492	$211,229
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	April 1, 2017	December 31, 2016
Raw materials	$21	$50
Finished goods	11,887	11,297
Total inventories	$11,908	$11,347
Inventory is valued at the lower of cost computed on a first-in, first-out basis, or market value.

Property and equipment, net
Property and equipment, net, are comprised of the following (in thousands):

	As of
	April 1, 2017	December 31, 2016
Equipment and machinery	$22,177	$20,611
Furniture and fixtures	645	654
Leasehold improvements	3,895	3,367
Software	2,580	2,519
Total property and equipment	29,297	27,151
Less accumulated depreciation and amortization	(16,849)	(15,342)
Total property and equipment, net	$12,448	$11,809
Depreciation and amortization expense was $1.6 million and $5.3 million for three months ended April 1, 2017 and fiscal 2016, respectively.
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	April 1, 2017	December 31, 2016
Accrued employee related costs	$9,791	$25,468
Accrued inventory and other purchases	2,668	1,778
Accrued taxes payable	2,886	1,977
Accrued professional services	798	667
Other accruals	4,347	4,759
Total accrued liabilities	$20,490	$34,649
Accrued Warranty
Warranty activity and accrued warranty is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2017	December 31, 2016
Accrued warranty balance at beginning of period	$960	$807
Accrual for warranty during the period	339	1,560
Actual costs incurred	(370)	(1,407)
Accrued warranty balance at end of period	$929	$960

	As of
Accrued warranty reported as:	April 1, 2017	December 31, 2016
Accrued liabilities, current	$637	$653
Other liabilities, non-current	292	307
Total accrued warranty	$929	$960
Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	April 1, 2017	December 31, 2016
Deferred service revenue	$95,691	$97,646
Deferred product revenue	144	136
Total deferred revenue	$95,835	$97,782
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive loss (in thousands):

Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(17)
Available-for-sale securities:
Unrealized loss	(32)
Total other comprehensive loss	(32)
Balance as of April 1, 2017	$(49)
There was no material tax impact on the unrealized gains or losses and total other comprehensive income.
There were no material reclassifications out of accumulated other comprehensive loss into the condensed consolidated statements of income in the three months ended April 1, 2017 and April 2, 2016.
5. Commitments and Contingencies
Lease Commitments
The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various dates through fiscal 2025. The Company has also entered into lease agreements for additional office space in India and Sweden. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was $1.0 million and $0.9 million for the three months ended April 1, 2017 and April 2, 2016, respectively.
No material change in the future minimum lease payments under non-cancelable operating leases has occurred in the three-month period end April 1, 2017 as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Purchase Commitments
The Company has agreements with contract manufacturers for the manufacture of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company also purchases raw materials directly from suppliers to be used by the contract manufacturer in the production of the Company’s products.  The Company may be obligated to purchase component inventory that is non-cancelable.  As of April 1, 2017 and December 31, 2016, the Company’s non-cancelable purchase commitments for such component inventory were $19.4 million and $15.7 million, respectively.
Legal Proceedings
On January 27, 2017, a purported shareholder class action was filed in the United States District Court for the Northern District of California against the Company and three of its current and former officers. The plaintiff alleges that the Company made false and misleading statements about the Company’s business, operations, and prospects, including statements about the Company’s guidance, for the fourth quarter of 2016. The complaint seeks unspecified monetary damages, attorneys' fees and costs and other relief. The Company believes this lawsuit is without merit and intends to defend against it vigorously. The matter is still in the very early stages and the Company will defend against the allegations accordingly. Due to the current early stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.

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
6. Stockholders’ Equity
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s Option Plan were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the Option Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. An additional 1,464,740 shares were authorized during the three months ended April 1, 2017. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. As of April 1, 2017, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 4,044,639 shares and 357,966 shares of the Company's common stock, respectively.
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
In accordance with the terms of the Company's 2013 Employee Stock Purchase Plan (the "ESPP"), an additional 439,422 shares were authorized for future issuance during the three months ended April 1, 2017. The Company recorded stock-based compensation expense for its ESPP of $2.2 million and $0.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively. For the three months ended April 1, 2017 there was one purchase period that resulted in the issuance of 0.2 million shares of common stock at a weighted average purchase price of $25.96 per share.
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
The following table summarizes the stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Balance — December 31, 2016	1,391,171	$21.19	6.39	$35,076
Options granted	—	$—
Options exercised	(55,225)	$10.52
Options forfeited/canceled	(110,754)	$25.44
Balance — April 1, 2017	1,225,192	$21.29	6.14	$19,663
Exercisable — April 1, 2017	854,100	$17.29	6.19	$15,592
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $35.55 and $45.55 as of April 1, 2017 and December 31, 2016, respectively, for the total number of underlying options.
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
The following table summarizes the RSU activity under the Company’s Equity Incentive Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Balance — December 31, 2016	2,466,049	$26.66	1.39	$112,329
RSUs awarded	1,141,725	$34.78
RSUs released	(313,697)	$23.13
RSUs forfeited	(120,108)	$25.21
Balance — April 1, 2017	3,173,969	$29.98	1.50	$112,835
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $35.55 and $45.55, as of April 1, 2017 and December 31, 2016, respectively, for the total number of underlying RSUs. The Company withheld shares totaling $4.3 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting date for three months ended April 1, 2017. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the Condensed Consolidated Statements of Cash Flows.
Performance-Based Awards
During the fiscal year ended December 31, 2016, the Company awarded 193,000 shares of performance-based RSUs. The vesting conditions of these awards were tied to the Company's fiscal 2016 revenue and operating income performance. These performance-based RSUs could have vested from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage became known as of December 31, 2016. On December 31, 2016, the Company concluded that 149% of the target grants were likely to vest. If the achievement of such performance goals is not probable, no compensation expense would be recognized. For the three months ended April 1, 2017, the Company recorded $0.7 million on a graded-vesting basis in stock-based compensation expense related to these performance-based RSU awards. As of April 1, 2017, there were 129,750 units subject to performance-based vesting criteria.

Stock-Based Compensation Expense
No stock options were granted in the three months ended April 1, 2017 and April 2, 2016, respectively. The fair value of ESPP purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of the ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

Three Months Ended
	April 1, 2017	April 2, 2016
ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.67% - 1.26%	0.42% - 0.74%
Expected volatility	58.3% - 68.6%	55.8% - 67.2%
Expected dividend rate	—%	—%
Grant date fair value per share	$11.94 - $16.42	$7.75 - $12.26
As of April 1, 2017 and December 31, 2016, there was $0.3 million and $0.1 million of capitalized stock-based compensation costs, respectively, within the Company's inventory balance.
The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Cost of revenue	$677	$470
Research and development	4,708	2,946
Sales and marketing	3,857	2,293
General and administrative	3,312	2,467
Total stock-based compensation expense	$12,554	$8,176
As of April 1, 2017, unrecognized compensation expense related to stock options, RSUs, PSUs, and ESPP purchase rights was $2.9 million, $60.4 million, $2.4 million and $6.6 million, respectively.
7. Defined Contribution Plans
The Company’s contributions to its 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $1.1 million and $0.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively.
8. Income Tax
The Company recorded an income tax benefit of $3.9 million for the three months ended April 1, 2017, and an income tax provision of $0.6 million for the three months ended April 2, 2016, respectively. The income tax benefit for the three months ended April 1, 2017 was primarily related to the Company's year-to-date pre-tax loss and a tax benefit related to stock-based compensation. As of the three months ended April 1, 2017, the Company considered all positive and negative evidence in making a determination that the Company will more likely than not be able to utilize its U.S. deferred tax assets. Such evidence included, among others, the Company's history of profitability and losses, jurisdictional income recognition trends, forecasted income by jurisdiction and achievement of three years of cumulative taxable income in the U.S. federal tax jurisdiction as of April 1, 2017. Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S. deferred tax assets. Included in the net deferred tax asset balance is a $6.6 million valuation allowance that relates to research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
The Company adopted the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation in the first quarter of fiscal 2017. As a result, the Company recorded a deferred tax asset of $7.6 million for the previously unrecognized excess tax benefits with an adjustment of $7.1 million and $0.5 million to retained earnings and a valuation allowance for a certain jurisdiction, respectively, on the accompanying condensed consolidated balance sheet. Additionally, the adoption resulted in net excess tax benefits in our provision for income taxes of $1.7 million on its condensed consolidated statement of income for the three months ended April 1, 2017.
The Company files annual income tax returns in multiple tax jurisdictions worldwide. A number of years may lapse before an uncertain tax position is audited and finally resolved. While it is typically difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes reflect the most likely outcomes. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would likely require the use of cash.
As of April 1, 2017, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.
9. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income (loss) per share is computed based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock and stock options using the treasury stock method.
The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended
	April 1, 2017	April 2, 2016
Numerator:
Net income (loss)	$(2,237)	$2,971
Denominator:
Weighted average shares used for basic net income (loss) per share computation	36,563	34,633
Weighted average effect of dilutive securities:
Stock options	—	689
RSUs	—	984
Performance-based units	—	14
ESPP purchase rights	—	226
Weighted average shares used for diluted net income (loss) per share computation	36,563	36,546
Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$0.09
Diluted	$(0.06)	$0.08
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Equity awards to purchase common stock	148	274
10. Segment Information
The Company currently has one operating segment, the Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company was assessed and determined to be the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.
The following table summarizes the Company’s revenue by geographic region, based shipment location (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
United States	$54,431	$52,447
Rest of Americas	2,725	3,016
Europe, Middle East and Africa	8,628	7,083
Asia Pacific	3,783	4,665
Total	$69,567	$67,211
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	April 1, 2017	December 31, 2016
United States	$10,457	$9,907
Other	1,991	1,902
Total	$12,448	$11,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Overview
We have developed innovative solutions that delivers pervasive and dynamic intelligent visibility and control of data-in-motion traversing enterprise, federal and service provider networks. Our Visibility Platform consists of a distributed system of nodes (that in combination establish a Visibility Fabric) that enable an advanced level of visibility, modification and control of network traffic. Our Visibility Platform is comprised of physical appliances and virtual nodes that can be deployed in data centers, central offices, virtual environments, private clouds, public clouds, hybrid clouds, and small form-factor remote site appliances that in combination enable pervasive visibility of network infrastructures. We believe our Visibility Platform enables organizations to significantly improve their ability to manage, secure and understand critical data-in-motion. Organizations can enhance their cyber-security posture by leveraging the power of network visibility to establish visibility within the perimeter of their IT infrastructure. Mobile service providers can gain subscriber-aware visibility into their IT infrastructure enabling them to reduce operational costs, increase revenue generating opportunities and provide improved services for their subscribers; and IT departments can significantly increase the effectiveness, efficiency and performance of their network management, analysis and compliance tools.
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
We generate service revenue primarily from the sale of maintenance and support services for our products. Starting in the quarter ended September 26, 2015, we began to sell first-year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support services was generally bundled or purchased with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.
Our revenue increased to $69.6 million in the three months ended April 1, 2017 from $67.2 million in the three months ended April 2, 2016, representing 4% growth from sales of our products and services to existing and new customers. As of April 1, 2017, we had increased our cumulative customer count to over 2,400, as compared to over 2,000 as of April 2, 2016. Our net loss was $2.2 million for the three months ended April 1, 2017 compared to our net income of $3.0 million for the three months ended April 2, 2016. We generated cash from our operations of $9.3 million for the three months ended April 1, 2017 compared to an operating cash use of $3.3 million for the three months ended April 2, 2016. We operate as a single reportable segment.
Fiscal year 2016 was a 53-week fiscal year, with the first quarter being a 14-week quarter and each subsequent quarter being a 13-week quarter. Fiscal 2017 is a 52-week fiscal year ending on December 30, 2017, with the first quarter being a 13-week quarter ended April 1, 2017 and each quarter within being a 13-week quarter.

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include the following (dollars in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Key Performance Indicators:
Revenue	$69,567	$67,211
Gross margin	81%	81%
Income (loss) from operations	$(6,388)	$3,412

Deferred service revenue	$95,691	$78,030
Revenue. We monitor our revenue to assess the acceptance of our products and services by our end-user customers and growth in the markets we serve.
Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing and mix of products we are selling to our customers.
Income from operations. We monitor our income from operations to assess how effectively we are conducting our operations as well as controlling our expenses, which are primarily driven by headcount because we have an outsourced production model.
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
We have experienced seasonality in the sale of our products. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We generally expect and normally experience an increase in sales in the second half of the year relative to the first half, primarily due to the buying habits of many of our end-user customers as budgets for annual capital purchases are being fully utilized.
Over time we expect our product revenue to increase as we continue to extend our product portfolio, add new end-user customers and expand the volume of shipments to our current end-user customers.
Service revenue. We generate service revenue primarily from sales of maintenance and support contracts, which may be bundled with sales of products, and from sales and subsequent renewals of maintenance and support contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize service revenue ratably over the duration of the contract, which is typically one year and can be for multiple years depending on the customer contract. As a result, the impact on service revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas service revenue is recognized ratably over the contract term. We expect our service revenue to increase as we expand our installed base by selling more products and support contracts, and adding more end-user customers.

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
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 688 as of April 1, 2017, compared to 493 as of April 2, 2016. Overtime we have developed and introduced several new products, enhanced our product development and customer support capacity, and expanded our sales and Marketing reach into new geographic territories. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development efforts.
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
Income Tax (Provision) Benefit

We recorded an income tax benefit of $3.9 million for three months ended April 1, 2017 and as compared to an income tax provision of $0.6 million for the three months ended April 2, 2016, respectively. The income tax benefit recorded in the three months ended April 1, 2017 was primarily related to our pre-tax book loss and a tax benefit related to stock based compensation. As of April 1, 2017, we concluded that it is more likely than not that we will be able to realize our deferred tax assets in the foreseeable future except for research and development credits in a jurisdiction with a history of credits in excess of taxable profits. We will continue to assess the need for the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Stock-based compensation expense was $12.6 million for the three months ended April 1, 2017 as compared to $8.2 million for the three months ended April 2, 2016. The increase in expense is due to headcount increase and our election to account for forfeitures as they occur under the recently adopted accounting guidance. As of April 1, 2017, unrecognized stock-based compensation costs were $72.3 million. (see Note 6 "Stockholders' Equity" included in Part I, Item I).

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Consolidated Statement of Income Data:
Revenue:
Product	$44,010	$44,662
Service	25,557	22,549
Total revenue	69,567	67,211
Cost of revenue:
Product	10,604	10,707
Service	2,706	2,082
Total cost of revenue	13,310	12,789
Gross profit	56,257	54,422
Operating expenses:
Research and development	20,149	15,358
Sales and marketing	33,441	27,657
General and administrative	9,055	7,995
Total operating expenses	62,645	51,010
Income (loss) from operations	(6,388)	3,412
Interest income	356	207
Other expense, net	(117)	(69)
Income (loss) before income tax provision	(6,149)	3,550
Income tax benefit (provision)	3,912	(579)
Net income (loss)	$(2,237)	$2,971

Income (loss) from operations includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$708	$486
Research and development	4,914	3,082
Sales and marketing	4,005	2,367
General and administrative	3,435	2,523
Total stock-based compensation and related payroll tax expenses	$13,062	$8,458

	Three Months Ended
	April 1, 2017	April 2, 2016
Percentage of Revenue:
Revenue:
Product	63%	66%
Service	37%	34%
Total revenue	100%	100%
Cost of revenue	19%	19%
Gross margin	81%	81%
Operating expenses:
Research and development	29%	23%
Sales and marketing	48%	41%
General and administrative	13%	12%
Total operating expenses	90%	76%
Income (loss) from operations	(9)%	5%
Interest income	—%	—%
Other expense, net	—%	—%
Income (loss) before income tax provision	(9)%	5%
Income tax benefit (provision)	6%	(1)%
Net income (loss)	(3)%	4%
Three Months Ended April 1, 2017 Compared to Three Months Ended April 2, 2016
Revenue

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Increase (Decrease)	% Increase (Decrease)
	(dollars in thousands)
Revenue:
Product	$44,010	$44,662	$(652)	(1)%
Service	25,557	22,549	3,008	13%
Total revenue	$69,567	$67,211	$2,356	4%
Product revenue decreased $0.7 million as compared to the same prior year period, primarily due to the decrease in sales in the Asia-Pacific and North American regions, partially offset by a revenue increase in the EMEA region.
Service revenue increased $3.0 million in the three months ended April 1, 2017, as compared to the same prior year period, primarily due to the growth in our installed base of end-user customers driven in part by the transition to first year support under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended
	April 1, 2017	April 2, 2016	$ Increase (Decrease)	% Increase (Decrease)
	(dollars in thousands)
Cost of revenue:
Product	$10,604	$10,707	$(103)	(1)%
Service	2,706	2,082	624	30%
Total cost of revenue	$13,310	$12,789	$521	4%
Gross margin:
Product	76%	76%
Service	89%	91%
Total gross margin	81%	81%
Stock-based compensation and related payroll tax expense included in cost of revenue	708	486	222	46%
Total gross margin was 81% in the three months ended April 1, 2017, consistent with the 81% in the three months ended April 2, 2016. The consistent gross margin primarily resulted from a higher proportion of service revenue at a lower gross margin.
Product gross margin was 76% in the three months ended April 1, 2017 consistent with the 76% gross margin in the three months ended April 2, 2016 as total product costs as a percent of revenue remained relatively consistent.
Service gross margin decreased to 89% in the three months ended April 1, 2017 from 91% in the three months ended April 2, 2016, primarily due to increased investment to support our top customer accounts that are under maintenance and support contracts.

Operating expenses

	Three Months Ended
	April 1, 2017	April 2, 2016	Increase	% Increase
	(dollars in thousands)
Operating expenses:
Research and development	$20,149	$15,358	$4,791	31%
Sales and marketing	33,441	27,657	5,784	21%
General and administrative	9,055	7,995	1,060	13%
Total operating expenses	$62,645	$51,010	$11,635	23%
Stock-based compensation and related payroll tax expense included in:
Research and development	$4,914	$3,082	$1,832	59%
Sales and marketing	4,005	2,367	$1,638	69%
General and administrative	3,435	2,523	$912	36%
Total stock-based compensation and related payroll tax expense	$12,354	$7,972	$4,382	55%

Research and development expenses increased $4.8 million in the three months ended April 1, 2017 as compared to the same prior year period. This increase was primarily driven by $3.4 million of additional personnel costs, which were primarily comprised of increased payroll and contractor related expenses of $1.3 million, and increased stock-based compensation and related payroll tax expenses of $1.8 million. The remaining research and development expense increase was primarily driven by a $0.4 million increase in product development expenses and a $0.6 million increase in facilities-related and IT-related expenses required to support a larger research and development team.
Sales and marketing expenses increased $5.8 million in the three months ended April 1, 2017 as compared to the same prior year period. This increase was primarily driven by $3.4 million of additional personnel costs, which were primarily comprised of increased payroll, payroll tax and contractor expenses of $3.3 million, increased stock-based compensation and related payroll tax expenses of $1.6 million, offset by $1.7 million of decreased commission expense. The remaining sales and marketing expense increase was primarily driven by a $0.5 million in internal sales and channel partner events, $0.5 million of travel expense, $0.4 million of tradeshow expense, and an increase of $0.5 million in IT and facilities related costs to support a larger sales and marketing team.
General and administrative expenses increased $1.1 million in the three months ended April 1, 2017 as compared to the same prior year period. This increase was primarily driven by $1.1 million of additional personnel costs, which were primarily comprised of $0.7 million increased payroll and payroll tax, and $0.9 million increased stock-based compensation and related payroll tax expenses, offset by a $0.5 million reduction in contractor expenses.
Income Tax (Provision) Benefit

	Three Months Ended
	April 1, 2017	April 2, 2016	Change	% Change
	(dollars in thousands)
Income tax (provision) benefit	$3,912	$(579)	$4,491	(776)%
We account for income taxes under the asset and liability approach. This process involves estimating the actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, it establishes a valuation allowance. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future forecasted taxable income or losses.
We had an income tax benefit of $3.9 million for the three months ended April 1, 2017 compared to a tax provision of $0.6 million three months ended April 2, 2016, respectively. The income tax benefit recorded in the three months ended April 1, 2017 was primarily related to our year-to-date pre-tax loss and a tax benefit related to stock-based compensation.
In making a determination whether to set up a valuation allowance or not, we considered all available evidence, both positive and negative. Such evidence included, but was not limited to, our history of profitability and losses, jurisdictional income recognition trends, pre-tax losses adjusted for certain other items, and forecasted income by jurisdiction. Based on the above evidence, we determined that it is more likely than not that we will utilize our U.S. deferred tax assets.
Liquidity and Capital Resources
As of April 1, 2017 our principal sources of liquidity, which consisted of cash, cash equivalents and short-term investments of $265.2 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of April 1, 2017, we had no material commitments for capital expenditures.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net cash provided by (used in) operating activities	$9,270	$(3,267)
Net cash provided by (used in) investing activities	$1,095	$(4,428)
Net cash provided by financing activities	$1,198	$3,360
Cash flows from operating activities
Our cash provided by operating activities is generated from sales of our products and, to a lesser extent, by upfront payments from customers under maintenance and support contracts. Our primary uses of cash from operating activities have been for personnel-related expenses, manufacturing costs, expenses related to marketing and promotional activities and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and increased spending on personnel, facilities and sales and marketing activities to meet our anticipated business growth.
In the three months ended April 1, 2017, our operating activities provided cash of $9.3 million. This was primarily due to timing of collection of our accounts receivable from a large customer and higher concentration of service bookings with upfront payment from customers.
Cash flows from investing activities
Net cash provided by investing activities of $1.1 million for the three months ended April 1, 2017 was primarily attributable to maturities of short-term investments of $37.5 million which were partially offset by $33.7 million used for purchases of short-term investments and $2.7 million used for capital expenditures for property and equipment to support the growth of our business.
Cash flows from financing activities
Net cash provided by financing activities of $1.2 million for the three months ended April 1, 2017 was primarily due to proceeds of $5.0 million from the issuance of common stock pursuant to our ESPP, $0.6 million from stock option exercises, partially offset by $4.3 million in shares repurchased for tax withholding upon vesting of restricted stock units.
Contractual Obligations
As of April 1, 2017, we had not entered into any material additional contractual obligation beyond those disclosed in the Annual Report on Form 10-K as of December 31, 2016. As of April 1, 2017, we had no tax liabilities recorded related to uncertainty in income tax positions.
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
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our sales, cost of sales and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated results of operations, comprehensive loss and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In three months ended April 1, 2017 and April 2, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments of $265.2 million as of April 1, 2017. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our short-term investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the three months ended April 1, 2017 and April 2, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 1, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q, or the Evaluation Date. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, we may, from time to time, be subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Other than that disclosed above, we do not believe we are a party to any currently pending legal proceedings the outcome of which would be expected to have a material adverse effect on our financial position, results of operations or cash flows.
There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $20.1 million, or 29% of our revenue in the three months ended April 1, 2017, and $15.4 million, or 23% of revenue in the three months ended April 2, 2016.
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
Our quarterly and annual operating results have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	fluctuations in demand for our products and services, the timing of orders from our channel partners and end-user customers, and our ability to accurately forecast end-user customer demand;

•	the timing of our product shipments, which may depend on many factors such as inventory and logistics and our ability to ship new products on schedule and accurately forecast inventory requirements;

•	the budgeting cycles and internal purchasing priorities of our end-user customers;

•	seasonal buying patterns of our end-user customers;

•	changes in end-user customer or channel partner requirements or market needs;

•	dependence on key customers or large sales to individual customers;

•	the mix of products sold and the mix of revenue between products and services;

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
We experienced annual revenue growth rates of 40% and 41% in fiscal 2016 and fiscal 2015, respectively, and year-over-year revenue growth of 4% when comparing the first quarter in 2016 to the first quarter in 2017. Variability in our growth rate may be difficult to predict and if we do not achieve high revenue growth rates in future periods, especially as we enter new markets and expand our cloud-focused solutions, we may not be able to manage our expenses and profitability accordingly. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially and adversely affected and our stock price could decline.

We may not achieve similar revenue growth rates in future periods, especially as we enter new markets and expand our cloud-focused solutions. For example, we are seeing the public cloud cause a shift in deployment architectures across the industry.To the extent customers delay their purchasing decisions as they consider new deployment architectures or if they do not adopt our cloud-focused solutions at a rate sufficient to maintain our revenue growth, our operating results would be adversely impacted. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially and adversely affected and our stock price could decline.
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
We compete either directly or indirectly with certain large Ethernet switch vendors, such as Cisco Systems Inc., and Arista Networks, Inc., and network management, analysis, compliance and security tool vendors, including Ixia (which was recently acquired by Keysight Technologies, Inc.) and NetScout Systems, Inc., that offer solutions that address a portion of the issues that we solve. The principal competitive factors in our markets include functionality and performance, price and total cost of ownership, ease of use, flexibility and scalability of deployment, brand awareness, breadth of portfolio, product reliability and quality, interoperability with other products, the extent and speed of user adoption and quality of service, support and fulfillment.

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
As a result, increased competition could result in fewer or delayed customer orders, price reductions, reduced operating margins and loss of market share. Our competitors also may be able to provide end-user customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence, or to provide end-user customers a broader range of products, services and prices. Some of our larger potential competitors have substantially broader product offerings and could leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms. These larger potential competitors may also have more extensive relationships within existing and potential end-user customers that provide them with an advantage in competing for business with those end-user customers. In addition, to the extent that one of our competitors establishes or strengthens a cooperative relationship with, or acquires, one or more of the network management, analysis, compliance and security tool vendors that we have relationships with, it could adversely affect our ability to compete. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
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
We have experienced difficulty managing lengthening and increasingly unpredictable sales cycles in the past. Our sales efforts involve educating our end-user customers about the use and benefits of our solutions, including their technical capabilities. End-user customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Also, as our distribution strategy typically leverages a channel model, utilizing distributors, the level of variability in the length of sales cycles across transactions has increased and made it more difficult to predict the timing of many of our sales transactions. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales or a material amount of revenue from such sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. These factors, among others, have in the past led to, and could continue to result in, long and unpredictable sales cycles.
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
Our revenue is primarily generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and the distribution of our products. In North America we principally rely on two distributors, Global Convergence Inc., or GCI and Arrow Enterprise Computing Solutions, Inc. or Arrow. GCI accounted for 25% of our revenue for the three months ended April 1, 2017 and 33%, 40% and 47% of our revenue for the fiscal years 2016, 2015, and 2014, respectively. Arrow accounted for 18% of our revenue for the three months ended April 1, 2017 and 26%, 21% and 16% of our revenue for the fiscal years 2016, 2015 and 2014, respectively. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
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
We currently rely on third-party contract manufacturers to our products, and our failure to manage our relationship with our contract manufacturers successfully could negatively impact our business.
We outsource the manufacturing, systems assembly, testing and order fulfillment of our hardware products to third-party contract manufacturers, original design manufacturers and third party logistics providers. Jabil Circuit, Inc., or Jabil and Delta Networks, Inc., or DNI, manufacture and, through joint design arrangements with us, develop substantially all of our hardware products. We also contract with Expeditors International to provide warehousing, packaging, order fulfillment and light manufacturing services for our products. We rely on Jabil and, to a lesser extent, DNI to manufacture a substantial majority of our products.
Our reliance on these third parties reduces our control over the assembly and order fulfillment process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to effectively manage our relationship with our contract manufacturers, or if they experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. Furthermore, Jabil manufactures our products in their facility in Guadalajara, Mexico. As such, these manufacturing operations may be subject to changes in the economic, security and political conditions in Mexico, or to changes in Mexico's trade relations with the United States, which might interrupt or impact manufacturing operations. For example, the political climate in the United States has created some uncertainty whether the United States might impose tariffs or other restrictions on foreign imports, including imports from Mexico. If any such tariffs are imposed on products or components that we import, including those manufactured by Jabil, our costs could increase or our gross margins could be negatively impacted. Furthermore, any adverse change in the financial or business condition or our third party contract manufacturers could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturers and cannot find a suitable alternative in a timely manner, we may lose revenue, incur increased costs and damage our relationships with our channel partners and end-user customers. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers are unable to fulfill, or if they are unable to provide us with an adequate supply of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

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
As of April 1, 2017, we had 37 issued patents in the United States, but this number may be relatively small in comparison to some of our competitors and potential competitors. Additionally, as of April 1, 2017, we had 36 pending U.S. patent applications. Internationally, as of April 1, 2017, we had 10 issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Under the indemnification provisions of our standard channel contracts and certain additional sales contracts, we agree to defend against third-party claims asserting infringement of certain intellectual property rights, which typically include patents, copyrights and trademarks, and to pay judgments entered on, and certain damages and costs in connection with, such claims. Our exposure under the channel indemnification provisions is generally limited to the total amount paid under the agreement (i) for the12 months preceding the claim or (ii) for the products at issue. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. We have not incurred any material costs in the past as a result of such indemnification obligations, and have not accrued any liabilities related to such obligations in our consolidated financial statements.
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
Our product offering is limited to a single product family comprised of our GigaVUE, GigaSECURE, GigaSMART, Gigamon Visibility Platform for Amazon Web Services (AWS) and G-TAP products. Historically, we have derived a substantial portion of our revenue from sales of our GigaVUE appliances and related services, and we expect to continue to derive a significant portion of our revenue from sales of our GigaVUE appliances and related services for the foreseeable future. A decline in the price of these products and related services, whether due to competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. We expect that this concentration of revenue from a single product family comprised of a limited number of products will continue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our GigaVUE appliances and the related family of products and services. If we fail to deliver product enhancements, new releases or new products that end-user customers want, it will be more difficult for us to succeed.
Adverse economic conditions or reduced information technology and network or security infrastructure spending may adversely impact our business and operating results.
Our business depends on the overall demand for information technology, network or security infrastructure and the market for network security analysis, compliance and monitoring tools. In addition, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. As global or regional economic conditions continue to be volatile or economic uncertainty remains, trends in information technology and network infrastructure spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead end-user customers to delay or reduce purchases of our solution. Demand for our solution may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty. Our sensitivity to economic cycles and any related fluctuation in demand may have a material adverse effect on our business, financial condition and operating results.
The market for cloud-based and cloud-focused solutions has been accelerating. If the market does not continue to develop or develops more slowly than we expect, or our cloud-focused solutions are not adopted or adopted more slowly than we anticipate, our business could be harmed.
We recently introduced our first Visibility Platform offering addressing the public cloud (Gigamon Visibility Platform for AWS) and expect to expand the range of our cloud-focused offerings in the future. Many factors may affect the market acceptance of cloud-based and cloud-focused solutions, including:
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
Our service revenue has become a more meaningful part of revenue in recent periods. Starting in the quarter ended September 26, 2015, we began to sell first year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support was bundled as part of the initial contract to purchase our products. Sales of new or renewal services contracts may decline and fluctuate as a result of a number of factors, including end-user customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our end-user customers’ spending levels. If our sales of new or renewal services contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue over the term of the relevant service period, which is typically 12 months. As a result, some of the revenue we report each quarter is the recognition of deferred revenue from services contracts entered into during previous quarters. Consequently, a decline in new or renewed service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our services is not reflected in full in our operating results until future periods. Our service revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, increases in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
We have experienced rapid growth over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. In addition, some of the members of our current management team have only been working together for a short period of time. We also anticipate that additional investments in key channel partnerships and direct-sales personnel, as well as infrastructure, sales and marketing and research and development spending, will be required to:

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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. For example, we recently announced that we are looking to replace our head of worldwide sales and if we are not able to timely find a qualified replacement, our sales function could be adversely impacted. In addition, certain members of our current management team have recently joined us, including our Chief Marketing Officer, Kim DeCarlis. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.
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
We opened a research and development center in India during the second quarter of fiscal 2015, expanded and relocated a majority of our research and development operations there in 2016, and, in the future, expect to increase our headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve our research and development goals or greater resource efficiency. Further, our research and development efforts in India involve significant risks, including:

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
Changes in our valuation allowance against deferred tax assets may affect our future financial results
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we considered historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent that we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.
As of April 1, 2017, we assessed that it is more-likely-than-not that we will realize our federal and a portion of our state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we only have a valuation allowance set up against a portion of our state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations may continue to increase our (i) legal and financial compliance costs, (ii) make some activities more difficult, time-consuming or costly and (iii) increase demand on our systems and resources, particularly as we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 on December 26, 2015. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Additionally, beginning with our Annual Report on Form 10-K for fiscal 2015, our independent registered public accounting firm has been required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products on a timely basis and assisting with shipments on a timely basis. In the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturer, logistics providers, partners, end-user customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturer, logistics providers, partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be heightened if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, in the first and second quarters of fiscal 2014, and for the fourth quarter of fiscal 2016, we announced results that fell below our guidance and below analyst expectations which resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our Initial Public Offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $61.25 through April 1, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 36,739,875 shares of common stock outstanding as of April 1, 2017, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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

GIGAMON INC.

Date:	May 10, 2017	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2017	/s/ Rex S. Jackson
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