Form 10-Q
period 2017-07-01
Gigamon Inc.
filed 2017-07-31
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒ NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of July 22, 2017, there were 37,419,506 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended July 1, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,106	$148,926
Short-term investments	107,722	109,238
Accounts receivable, net of allowance for doubtful accounts and sales returns of $925 and $979, as of July 1, 2017 and December 31, 2016, respectively	63,519	75,522
Inventories	14,301	11,347
Prepaid expenses and other current assets	12,176	9,909
Total current assets	348,824	354,942
Property and equipment, net	14,299	11,809
Deferred tax assets, net	48,866	33,094
Other assets, non-current	1,379	1,154
TOTAL ASSETS	$413,368	$400,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,063	$5,208
Accrued liabilities	24,768	34,649
Deferred revenue	65,652	68,997
Total current liabilities	94,483	108,854
Deferred revenue, non-current	31,021	28,785
Deferred and other tax liabilities, non-current	475	201
Other liabilities, non-current	510	499
TOTAL LIABILITIES	126,489	138,339
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of July 1, 2017 and December 31, 2016, respectively.	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 36,924 and 36,303 shares issued and outstanding as of July 1, 2017 and December 31, 2016, respectively.	4	4
Additional paid-in capital	287,145	256,774
Accumulated other comprehensive income (loss)	(104)	(17)
Retained earnings (accumulated deficit)	(166)	5,899
TOTAL STOCKHOLDERS’ EQUITY	286,879	262,660
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,368	$400,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue:
Product	$43,192	$51,308	$87,202	$95,970
Service	25,945	23,795	51,502	46,344
Total revenue	69,137	75,103	138,704	142,314
Cost of revenue:
Product	10,424	11,510	21,028	22,217
Service	2,894	2,339	5,600	4,421
Total cost of revenue	13,318	13,849	26,628	26,638
Gross profit	55,819	61,254	112,076	115,676
Operating expenses:
Research and development	20,519	17,250	40,668	32,608
Sales and marketing	36,892	28,843	70,333	56,500
General and administrative	10,281	9,147	19,336	17,142
Total operating expenses	67,692	55,240	130,337	106,250
Income (loss) from operations	(11,873)	6,014	(18,261)	9,426
Interest income	477	219	833	426
Other expense, net	(75)	(173)	(192)	(242)
Income (loss) before income tax benefit	(11,471)	6,060	(17,620)	9,610
Income tax benefit (provision)	4,133	27,899	8,045	27,320
Net income (loss)	$(7,338)	$33,959	$(9,575)	$36,930
Net income (loss) per share:
Basic	$(0.20)	$0.97	$(0.26)	$1.06
Diluted	$(0.20)	$0.91	$(0.26)	$1.00
Weighted average shares used in computing net income (loss) per share:
Basic	36,890	35,146	36,728	34,878
Diluted	36,890	37,262	36,728	36,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$(7,338)	$33,959	$(9,575)	$36,930
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net	(54)	30	(87)	114
Comprehensive income (loss)	$(7,392)	$33,989	$(9,662)	$37,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,575)	$36,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,197	3,173
Stock-based compensation expense	29,018	18,780
Deferred income taxes	(8,357)	(30,891)
Inventory write-down	931	272
Other	142	312
Changes in operating assets and liabilities:
Accounts receivable	11,893	3,362
Inventories	(4,173)	(3,593)
Prepaid expenses and other assets	(2,022)	(1,238)
Accounts payable	(1,225)	(515)
Accrued liabilities and other liabilities	(10,574)	(5,890)
Deferred revenue	(1,109)	(2,275)
Net cash provided by (used in) operating activities	9,146	18,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(69,158)	(63,831)
Proceeds from maturities of short-term investments	70,712	61,247
Purchase of property and equipment	(5,202)	(4,478)
Net cash provided by (used in) investing activities	(3,648)	(7,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	4,956	3,368
Proceeds from exercise of stock options	943	4,126
Shares repurchased for tax withholdings on vesting of restricted stock units	(8,404)	(3,829)
Net cash provided by (used in) financing activities	(2,505)	3,665
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,993	15,030
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	148,926	120,212
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$151,919	$135,242

Reconciliation to cash and cash equivalents and Other assets, non-current
Current assets - Cash and cash equivalents	$151,106	$135,242
Other assets, current - restricted cash	813	—
Total cash, cash equivalents and restricted cash	$151,919	$135,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$1,003	$811
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$1,968	$121
(1)Reflects the impact of the adoption of the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation - Stock Compensation.

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
There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes except for the adoption of the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation - Stock Compensation and the accounting standard update related to restricted cash, which affected the presentation in the condensed consolidated statements of cash flows.
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
Unaudited Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of July 1, 2017, its results of operations and comprehensive income (loss) for the three and six months ended July 1, 2017 and July 2, 2016, respectively, and cash flows for the six months ended July 1, 2017 and July 2, 2016, respectively. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and six month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated statements of operations for the three and six months ended July 1, 2017 is not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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
The following customers represented more than 10% or more of total revenue or accounts receivable:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Percent of Revenue:
Customer A (distributor)	20%	32%	22%	34%
Customer B (distributor)	33%	27%	26%	26%
Customer C (end user)	*	13%	11%	13%
* Represents less than 10% of total revenue

	As of
	July 1, 2017	December 31, 2016
Percent of Accounts Receivable:
Customer A (distributor)	14%	32%
Customer B (distributor)	37%	16%
Customer C (end user)	10%	10%

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
The Company has adopted the restricted cash guidance, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods presented in the condensed consolidated statements of cash flows in the first quarter of fiscal 2017 using a retrospective transition method for each period presented.

Recent Accounting Updates Not Yet Effective
In May 2014, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to defer the effective date of this standard by one year. Additionally, in March 2016 the FASB issued additional information that clarifies the implementation guidance on principal versus agent considerations. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company did not elect to early adopt, and accordingly, it will adopt the new standard effective for its fiscal year 2018.
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
Revenue recognition for non-essential software is currently accounted for under the Software Revenue Recognition guidance, which entails allocating the arrangement consideration to deliverables that have established vendor specific objective evidence value (“VSOE”) or fair value and the residual to other deliverables based on third party evidence or best estimates of selling prices. Revenue from each deliverable is then recognized when all requirements are met for that specific deliverable. As the new standard does not retain the concept of VSOE, the Company preliminarily believes it will use the Standalone Selling Price to determine the appropriate amount to be allocated to each separate performance obligation using the Relative Selling Price approach. As part of the Company's preliminary evaluation, it has also considered the impact of the guidance relating to Other Assets and Deferred Costs; Contracts with customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition ("TRG") from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company preliminarily believes that it will capitalize certain costs of obtaining a contract, including additional sales commissions, as the new cost guidance, as interpreted by the TRG, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. Under the Company's current accounting policy, it expenses the commission costs immediately as incurred.
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
Cash Equivalents and Short-Term Investments
The components of the Company’s cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	July 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$91,544	$91,544	$—
Commercial papers	9,995	—	9,995
Total cash equivalents	$101,539	$91,544	$9,995

Short-term investments:
Corporate debt securities	$24,037	$—	$24,037
Commercial papers	10,274	—	10,274
U.S. agency debt securities	7,990	—	7,990
U.S. government securities	65,421	—	65,421
Total short-term investments	$107,722	$—	$107,722

		Fair Value Measured Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$99,992	$99,992	$—
Commercial papers	1,999	—	1,999
Total cash equivalents	$101,991	$99,992	$1,999

Short-term investments:
Corporate debt securities	$10,110	$—	$10,110
Commercial papers	12,956	—	12,956
U.S. agency debt securities	21,697	—	21,697
U.S. government securities	64,475	—	64,475
Total short-term investments	$109,238	$—	$109,238
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors or other sources, to determine the ultimate fair value of these assets. The Company has no assets classified as Level 3. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the six months ended July 1, 2017.
As of July 1, 2017 and December 31, 2016, the Company had no liabilities measured at fair value.
Financial assets measured at amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$91,544	$—	$—	$91,544
Commercial papers	9,995	—	—	9,995
Total cash equivalents	$101,539	$—	$—	$101,539
Short-term investments:
Corporate debt securities	$24,052	$2	$(17)	$24,037
Commercial papers	10,274	—	—	10,274
U.S. agency debt securities	7,997	—	(7)	7,990
U.S. government securities	65,503	—	(82)	65,421
Total short-term investments	$107,826	$2	$(106)	$107,722

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$99,992	$—	$—	$99,992
Commercial papers	1,999	—	—	1,999
Total cash equivalents	$101,991	$—	$—	$101,991
Short-term investments:
Corporate debt securities	$10,119	$—	$(9)	$10,110
Commercial papers	12,956	—	—	12,956
U.S. agency debt securities	21,698	1	(2)	21,697
U.S. government securities	64,482	8	(15)	64,475
Total short-term investments	$109,255	$9	$(26)	$109,238
The Company had no realized gains from sales of securities in the six months ended July 1, 2017. There were no securities in a material continuous loss position for 12 months or longer as of July 1, 2017 and December 31, 2016.
The contractual maturity date of the cash equivalents and short-term investments at estimated fair value was as follows (in thousands):

	As of
	July 1, 2017	December 31, 2016
Due within one year	$185,952	$205,250
Due between one and five years	23,309	5,979
Total	$209,261	$211,229
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	July 1, 2017	December 31, 2016
Raw materials	$82	$50
Finished goods	14,219	11,297
Total inventories	$14,301	$11,347
Inventory is valued at the lower of cost computed on a first-in, first-out basis, or net realizable value.

Property and equipment, net
Property and equipment, net, are comprised of the following (in thousands):

	As of
	July 1, 2017	December 31, 2016
Equipment and machinery	$23,512	$20,611
Furniture and fixtures	676	654
Leasehold improvements	5,220	3,367
Software	2,898	2,519
Total property and equipment	32,306	27,151
Less accumulated depreciation and amortization	(18,007)	(15,342)
Total property and equipment, net	$14,299	$11,809
Depreciation and amortization expense was $3.3 million and $5.3 million for six months ended July 1, 2017 and fiscal 2016, respectively.
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	July 1, 2017	December 31, 2016
Accrued employee related costs	$14,005	$25,468
Accrued inventory and other purchases	2,994	1,778
Accrued taxes payable	1,276	1,977
Accrued professional services	961	667
Other accruals	5,532	4,759
Total accrued liabilities	$24,768	$34,649
Accrued Warranty
Warranty activity and accrued warranty is comprised of the following (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Accrued warranty balance at beginning of period	$960	$807
Accrual for warranty during the period	764	982
Actual costs incurred	(855)	(809)
Accrued warranty balance at end of period	$869	$980

	As of
Accrued warranty reported as:	July 1, 2017	December 31, 2016
Accrued liabilities, current	$599	$653
Other liabilities, non-current	270	307
Total accrued warranty	$869	$960

Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	July 1, 2017	December 31, 2016
Deferred service revenue	$96,646	$97,646
Deferred product revenue	27	136
Total deferred revenue	$96,673	$97,782
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive loss (in thousands):

Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(17)
Available-for-sale securities:
Unrealized loss	(87)
Total other comprehensive loss	(87)
Balance as of July 1, 2017	$(104)
There was no material tax impact on the unrealized gains or losses and total other comprehensive income.
There were no material reclassifications out of accumulated other comprehensive loss into the condensed consolidated statements of operations in the six months ended July 1, 2017 and July 2, 2016.
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
Rent expense related to the Company’s operating leases was $1.3 million and $1.0 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $2.3 million and $1.9 million for the six months ended July 1, 2017 and July 2, 2016, respectively.
No material change in the future minimum lease payments under non-cancelable operating leases has occurred in the six months ended July 1, 2017 and as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Purchase Commitments
The Company has agreements with two contract manufacturers for the manufacture of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company also purchases raw materials directly from suppliers to be used by the contract manufacturers in the production of the Company’s products. The Company may be obligated to purchase component inventory that is non-cancelable. As of July 1, 2017 and December 31, 2016, the Company’s non-cancelable purchase commitments for such component inventory were $20.4 million and $15.7 million, respectively.
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
6. Stockholders’ Equity
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the “2012 Plan”) were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Company's board of directors. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. An additional 1,464,740 shares were authorized during the six months ended July 1, 2017. As of July 1, 2017, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,841,840 shares and 345,951 shares of the Company's common stock, respectively.
The 2013 Equity Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance units and performance shares to employees, directors and consultants of the Company.
Employee Stock Purchase Plan
In conjunction with the completion of its initial public offering in June 2013 (the "IPO"), the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). A maximum of 439,422 shares were initially authorized for future issuance. In addition, the ESPP is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 439,422 shares, (i) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Company’s board of directors. Eligible employees can purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. The offering periods are scheduled to start on the first trading day on or after February 15 and August 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or June 12, 2013, and ended on August 17, 2015.
In accordance with the terms of the ESPP, an additional 439,422 shares were authorized for future issuance during the six months ended July 1, 2017. The Company recorded stock-based compensation expense for its ESPP of $1.7 million and $3.9 million for the three and six months ended July 1, 2017, respectively, and $0.5 million and $1.4 million for the three and six months ended July 2, 2016, respectively. For the six months ended July 1, 2017 there was one purchase period that resulted in the issuance of 192,107 shares of the Company's common stock at a weighted average purchase price of $25.96 per share.

Stock Options
Stock options granted under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Equity incentive Plans”), are generally subject to a four-year vesting period whereby stock options become 25% vested on the first anniversary of the grant date and then ratably monthly thereafter through the end of the vesting period. Vested stock options may be exercised up to ten years from the vesting commencement date. Under the 2012 Plan, vested but unexercised stock options expire 30 days after termination of service with the Company.
The following table summarizes the stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Balance — December 31, 2016	1,391,171	$21.19	6.39	$35,076
Options granted	67,777	$36.30
Options exercised	(73,137)	$12.89
Options forfeited/canceled	(112,087)	$25.28
Balance — July 1, 2017	1,273,724	$22.11	6.11	$23,766
Exercisable — July 1, 2017	885,131	$17.45	5.95	$19,386
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $39.35 and $45.55 as of July 1, 2017 and December 31, 2016, respectively, for the total number of underlying options.
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
The following table summarizes the RSU activity under the Company’s Equity Incentive Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
December 31, 2016	2,466,049	$26.66	1.39	$112,329
RSUs awarded	1,363,714	$35.23
RSUs released	(617,645)	$25.06
RSUs forfeited	(301,495)	$25.36
As of July 1, 2017	2,910,623	$31.15	1.43	$114,533
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $39.35 and $45.55, as of July 1, 2017 and December 31, 2016, respectively, for the total number of underlying RSUs. The Company withheld shares totaling $8.4 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting dates for the six months ended July 1, 2017. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the condensed consolidated statements of cash flows.
Performance-Based Restricted Stock Units
During the fiscal year ended December 31, 2016, the Company awarded 193,000 shares of performance-based RSUs. The vesting conditions of these awards were tied to the Company's fiscal 2016 revenue and operating income performance. These performance-based RSUs could have vested from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage became known as of December 31, 2016. On December 31, 2016, the Company concluded that 149% of the target grants were likely to vest. If the achievement of such performance goals is not probable, no compensation expense would be recognized. For the three and six months ended July 1, 2017, the Company recorded $0.4 million and $1.1 million, respectively, on a graded-vesting basis in stock-based compensation expense related to these performance-based RSU awards. As of July 1, 2017, there were 73,563 RSUs subject to performance-based vesting criteria.
Restricted Stock Award Activity
During the three months ended July 1, 2017, the Company awarded 254,397 shares of restricted stock awards ("RSAs") at a weighted average grant date fair value of $30.72, of which 10,408 RSAs with a weighted average grant date fair value of $34.35 vested in the quarter.
RSA vesting dates are determined by the Company. The vesting is subject to the employee’s continuing service with the Company over that period. RSAs have the voting and dividend participation rights of the Company’s common stock. The cost of RSAs is determined using the fair value of the Company’s common stock on the date of the grant.
Performance-Based Restricted Stock Awards
During the second quarter of fiscal 2017, the Company awarded 211,945 shares of performance-based RSAs at a weighted average grant date fair value of $32.09. The vesting conditions of these awards are tied to the Company's fiscal 2017 revenue and operating income performance. These performance-based RSAs could vest from 0% to 200% of the target grant, based on attainment against the performance goals.
Stock-Based Compensation Expense
The fair value of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock option awards:
Expected term (in years)	4.6	4.6	4.6	4.6
Risk-free interest rate	1.9%	1.4%	1.9%	1.4%
Expected volatility	62.02%	76.1%	62.02%	76.1%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	$18.67	$18.62	$18.67	$18.62

ESPP purchase right:
Expected term (in years)	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0	0.50 - 2.0
Risk-free interest rate	0.67% - 1.26%	0.42% - 0.74%	0.67% - 1.26%	0.42% - 0.74%
Expected volatility	58.2% - 68.6%	55.8% - 67.2%	58.2% - 68.6%	55.8% - 67.2%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per share	$11.94 - $16.42	$7.75 - $12.26	$11.94 - $16.42	$7.75 - $12.26

The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of revenue	$792	$538	$1,469	$1,008
Research and development	$5,705	3,457	10,413	6,403
Sales and marketing	$6,088	3,448	9,945	5,740
General and administrative	$3,879	3,162	7,191	5,629
Total stock-based compensation expense	$16,464	$10,605	$29,018	$18,780
As of July 1, 2017 and December 31, 2016, there was $0.4 million and $0.2 million of capitalized stock-based compensation costs, respectively, within the Company's inventory balance.
As of July 1, 2017, unrecognized compensation expense related to stock options, RSUs, RSAs, PSUs, and ESPP purchase rights was $3.5 million, $55.1 million, $4.4 million, $1.7 million and $4.5 million, respectively.

7. Defined Contribution Plans
The Company’s contributions to its 401(k)-defined contribution plan, which are expensed immediately as compensation costs, were $0.8 million and $0.5 million for the three months ended July 1, 2017 and July 2, 2016, respectively and $1.9 million and $1.3 million for the six months ended July 1, 2017 and July 2, 2016, respectively.
8. Income Tax
The Company recorded an income tax benefit of $4.1 million and $8.0 million for the three and six months ended July 1, 2017, respectively, and an income tax benefit of $27.9 million and $27.3 million for the three and six months ended July 2, 2016, respectively. The income tax benefit for the three and six months ended July 1, 2017 was primarily related to the Company's year-to-date pre-tax loss and a tax benefit related to stock-based compensation. As of July 1, 2017, the Company considered all positive and negative evidence in making a determination that the Company will more likely than not be able to utilize its U.S. deferred tax assets. Such evidence included, among others, the Company's history of profitability, jurisdictional income recognition trends, forecasted income by jurisdiction and maintaining three years of cumulative taxable income in the U.S. federal tax jurisdiction as of July 1, 2017. Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S. deferred tax assets. Included in the net deferred tax asset balance is a $6.7 million valuation allowance that relates to research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
The Company adopted the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation in the first quarter of fiscal 2017. As a result, the Company recorded a deferred tax asset of $7.6 million for the previously unrecognized excess tax benefits with an adjustment of $7.1 million and $0.5 million to retained earnings and a valuation allowance for a certain jurisdiction, respectively, on the accompanying condensed consolidated balance sheet. Additionally, the adoption resulted in net excess tax benefits in the Company's provision for income taxes of $3.1 million on its condensed consolidated statements of operations for the six months ended July 1, 2017.
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
As of July 1, 2017, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.

9. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock.
Due to the net loss incurred in the three and six months ended July 1, 2017, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such periods as their effect was anti-dilutive.
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
The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income (loss)	(7,338)	33,959	(9,575)	36,930
Denominator:
Weighted average shares used for basic net income (loss) per share computation	36,890	35,146	36,728	34,878
Weighted average effect of dilutive securities:
Stock options	—	668	—	639
RSUs	—	1,172	—	1,045
Performance-based units	—	93	—	53
ESPP purchase rights	—	183	—	177
Weighted average shares used for diluted net income (loss) per share computation	36,890	37,262	36,728	36,792
Net income (loss) per share attributable to common stockholders:
Basic	$(0.20)	$0.97	$(0.26)	$1.06
Diluted	$(0.20)	$0.91	$(0.26)	$1.00
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Equity awards to purchase common stock	302	202	365	278

10. Segment Information
The Company currently has one operating segment. The Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that the chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.
The following table summarizes the Company’s revenue by geographic region, based on shipment location (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
United States	$51,977	$60,027	$106,408	$112,474
Rest of Americas	2,036	1,807	4,761	4,823
Europe, Middle East and Africa	7,923	6,896	16,551	13,979
Asia Pacific	7,201	6,373	10,984	11,038
Total	$69,137	$75,103	$138,704	$142,314
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	July 1, 2017	December 31, 2016
United States	$12,027	$9,907
India	1,620	1,271
Other	652	631
Total	$14,299	$11,809

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

•
our ability to manage the introduction of new products, including products jointly developed with third-party joint development and original design manufacturing partners and the effects of such new product introductions on our existing product portfolio;

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
Overview
We have developed innovative solutions that deliver pervasive, dynamic and intelligent visibility and control of data-in-motion traversing enterprise, federal and service provider networks. Our Visibility Platform consists of a distributed system of nodes (that in combination establish a Visibility Fabric) that enable an advanced level of visibility, modification and control of network traffic. Our Visibility Platform is comprised of physical appliances and virtual nodes that can be deployed in data centers, central offices, remote sites, virtual environments, private clouds, public clouds and hybrid clouds. We believe our Visibility Platform enables organizations to significantly improve their ability to secure, manage and understand critical data-in-motion traversing their infrastructure. Enterprise and Federal organizations can enhance their cyber-security posture by leveraging the power of network visibility to a pervasive view within the perimeter of their IT infrastructure. Furthermore, IT departments can significantly increase the effectiveness, efficiency and performance of their network management, analysis and compliance tools. Using our Visibility Platform, mobile service providers can gain subscriber-level awareness across their infrastructure enabling them to improve services, increase revenue generating opportunities and reduce operational costs.
We generate product revenue primarily from sale of perpetual software licenses installed on purpose-built physical Visibility Fabric appliances through channel partners, including distributors and resellers, as well as directly to end-user customers. We provide our channel partners with marketing assistance, technical training and support. Typically, we derive 80% or more of our revenue through channel partners.
We generate service revenue primarily from the sales of maintenance and support services for our products. Starting in the quarter ended September 26, 2015, we began to sell first-year maintenance and support as an additional offering. Prior to that time, the first year of maintenance and support services was generally bundled with the initial contract to purchase our products. Following expiration of this one-year contract, our end-user customers typically purchase maintenance and support contracts that generally have one-year terms.
Our revenue decreased to $69.1 million in the three months ended July 1, 2017 from $75.1 million in the three months ended July 2, 2016. As of July 1, 2017, we had increased our cumulative customer count to over 2,500, as compared to over 2,100 as of July 2, 2016. Our net loss was $7.3 million for the three months ended July 1, 2017 compared to net income of $34.0 million, which included a one time tax benefit of $30.5 million for the three months ended July 2, 2016. We generated cash from operations of $9.1 million for the six months ended July 1, 2017 compared to $18.4 million for the six months ended July 2, 2016. We operate as a single reportable segment.
Fiscal year 2016 was a 53-week fiscal year, with the first quarter being a 14-week quarter and each subsequent quarter being a 13-week quarter. Fiscal 2017 is a 52-week fiscal year ending on December 30, 2017, with all quarters being 13 weeks.

Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Key Performance Indicators:
Revenue	$69,137	$75,103	$138,704	$142,314
Gross margin	81%	82%	81%	81%
Income (loss) from operations	$(11,873)	$6,014	$(18,261)	$9,426

			As of July 1, 2017	As of July 2, 2016
Deferred service revenue			$96,646	$79,854
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
Deferred service revenue. Our deferred service revenue consists of the unamortized portion of service revenue from maintenance and support contracts. We monitor our deferred service revenue balance because it represents a significant portion of the revenue we will recognize in future periods. We assess the annual change in our deferred service revenue balance which, taken together with revenue, is an indication of sales activity year over year.
Financial Overview
Revenue
We generate revenue from the sale of products and related services, including maintenance and support. We present revenue net of discounts, rebates and sales taxes. Our revenue is comprised of the following:
Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on purpose-built physical appliances that establish a Visibility Fabric. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. As a percentage of revenue, we expect our product revenue to vary from quarter-to-quarter based on, among other things, the timing of orders, the delivery of products, and seasonal and cyclical factors discussed under the section titled “Results of Operations.”
We have experienced seasonality in the sale of our products. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We generally expect and normally experience an increase in sales in the second half of the year relative to the first half, primarily due to the buying habits of many of our end-user customers as budgets for annual capital purchases are being fully utilized. The fiscal year-ending September 30 of the U.S. Federal government can also result in increased selling momentum for certain transactions in our third quarter.
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
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 743 employees as of July 1, 2017, compared to 554 employees as of July 2, 2016. We expect to continue to hire new employees to support our anticipated growth, particularly with respect to an anticipated increase in sales and marketing and research and development efforts.
Research and development
Our research and development efforts consist primarily of software development and are focused on technical research, new product development and additional functionality for our existing products, and on-going activities to sustain previously developed products. Research and development expenses consist primarily of personnel costs, and to a lesser extent, prototype materials, allocated costs of facilities and information technology and product certification. We expense research and development costs as incurred.
Sales and marketing
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
General and administrative
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
Income Tax (Provision) Benefit
Our Income tax benefit was $4.1 million and $8.0 million for the three and six months ended July 1, 2017, respectively, and $27.9 million and $27.3 million for the three and six months ended July 2, 2016, respectively. The income tax benefit for the three and six months ended July 1, 2017 was primarily related to our year-to-date pre-tax loss and a tax benefit related to stock-based compensation. As of July 1, 2017, we concluded that it is more likely than not that we will be able to realize our deferred tax assets in the foreseeable future except for research and development credits in a jurisdiction with a history of credits in excess of taxable profits. We will continue to assess the need for the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Stock-based compensation expense was $16.5 million and $29.0 million for the three and six months ended July 1, 2017, respectively, as compared to $10.6 million and $18.8 million for the three and six months ended July 2, 2016, respectively. The increase in expense is primarily due to headcount increases and our election to account for forfeitures as they occur under the recently adopted accounting guidance. As of July 1, 2017, total unrecognized stock-based compensation costs were $69.2 million (see Note 6 "Stockholders' Equity" included in Part I, Item I).

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$43,192	$51,308	$87,202	$95,970
Service	25,945	23,795	51,502	46,344
Total revenue	69,137	75,103	138,704	142,314
Cost of revenue:
Product	10,424	11,510	21,028	22,217
Service	2,894	2,339	5,600	4,421
Total cost of revenue	13,318	13,849	26,628	26,638
Gross profit	55,819	61,254	112,076	115,676
Operating expenses:
Research and development	20,519	17,250	40,668	32,608
Sales and marketing	36,892	28,843	70,333	56,500
General and administrative	10,281	9,147	19,336	17,142
Total operating expenses	67,692	55,240	130,337	106,250
Income (loss) from operations	(11,873)	6,014	(18,261)	9,426
Interest income	477	219	833	426
Other expense, net	(75)	(173)	(192)	(242)
Income (loss) before income tax benefit	(11,471)	6,060	(17,620)	9,610
Income tax benefit (provision)	4,133	27,899	8,045	27,320
Net income (loss)	$(7,338)	$33,959	$(9,575)	$36,930

Net income (loss) includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$821	$558	$1,529	$1,044
Research and development	5,863	3,587	10,776	6,669
Sales and marketing	6,177	3,520	10,182	5,887
General and administrative	3,932	3,214	7,367	5,737
Total stock-based compensation and related payroll tax expenses	$16,793	$10,879	$29,854	$19,337

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Percentage of Revenue:
Revenue:
Product	62%	68%	63%	67%
Service	38%	32%	37%	33%
Total revenue	100%	100%	100%	100%
Cost of revenue	19%	18%	19%	19%
Gross margin	81%	82%	81%	81%
Operating expenses:
Research and development	30%	23%	29%	23%
Sales and marketing	53%	38%	51%	39%
General and administrative	15%	12%	14%	12%
Total operating expenses	98%	74%	94%	74%
Income (loss) from operations	(17)%	8%	(13)%	7%
Interest income	1%	—%	1%	—%
Income (loss) before income tax benefit	(17)%	8%	(13)%	7%
Income tax benefit (provision)	6%	37%	6%	19%
Net income (loss)	(11)%	45%	(7)%	26%

Comparison of Three and Six Months Ended July 1, 2017 and July 2, 2016
Revenue

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Increase (Decrease)	% Increase (Decrease)	July 1, 2017	July 2, 2016	$ Increase (Decrease)	% Increase (Decrease)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Product	$43,192	$51,308	$(8,116)	(16)%	$87,202	$95,970	$(8,768)	(9)%
Service	25,945	23,795	2,150	9%	51,502	$46,344	5,158	11%
Total revenue	$69,137	$75,103	$(5,966)	(8)%	$138,704	$142,314	$(3,610)	(3)%
Product revenue decreased $8.1 million and $8.8 million in the three and six months ended July 1, 2017, respectively as compared to the same prior year periods, driven primarily by decreases in North American revenue, partially offset by revenue increases in the EMEA region.
Service revenue increased $2.2 million and $5.2 million in the three and six months ended July 1, 2017 as compared to the same prior year periods, primarily due to the growth in our installed base of end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Increase (Decrease)	% Increase (Decrease)	July 1, 2017	July 2, 2016	$ Increase (Decrease)	% Increase (Decrease)
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$10,424	$11,510	$(1,086)	(9)%	$21,028	$22,217	$(1,189)	(5)%
Service	2,894	2,339	555	24%	5,600	4,421	1,179	27%
Total cost of revenue	$13,318	$13,849	$(531)	(4)%	$26,628	$26,638	$(10)	—%
Gross margin:
Product	76%	78%			76%	77%
Service	89%	90%			89%	90%
Total gross margin	81%	82%			81%	81%

Stock-based compensation and related payroll tax expense included in cost of revenue	$821	$558	$263	47%	$1,529	$1,044	$485	46%
Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016
Total gross margin was 81% in the three months ended July 1, 2017 compared to 82% in the three months ended July 2, 2016. The slight decline in gross margin is primarily due to product discounting, largely offset by a more favorable mix shift to high margin service and software.
Product gross margin was 76% in the three months ended July 1, 2017 compared to 78% gross margin in the six months ended July 2, 2016, primarily due to discounting in the three months ended July 1, 2017.
Service gross margin was 89% in the three months ended July 1, 2017 compared to 90% in the three months ended July 2, 2016. The primary reason was due to increased investment to support our top customer accounts that are under maintenance and support contracts.
Six Months Ended July 1, 2017 Compared to Six Months Ended July 2, 2016
Total gross margin was 81% in the six months ended July 1, 2017, compared to 81% in the six months ended July 2, 2016. The consistent gross margin was a result of a higher proportion of service revenue at a higher gross margin which offset lower product gross margin.
Product gross margin was 76% in the six months ended July 1, 2017 compared to 77% gross margin in the six months ended July 2, 2016, primarily due to discounting in the six months ended July 1, 2017.
Service gross margin was 89% in the six months ended July 1, 2017 compared to 90% in the six months ended July 2, 2016. The primary reason for this decrease was the increased investment to support our top customer accounts that are under maintenance and support contracts.

Operating expenses

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Increase	% Increase	July 1, 2017	July 2, 2016	$ Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$20,519	$17,250	$3,269	19%	$40,668	$32,608	$8,060	25%
Sales and marketing	36,892	28,843	8,049	28%	70,333	56,500	13,833	24%
General and administrative	10,281	9,147	1,134	12%	19,336	17,142	2,194	13%
Total operating expenses	$67,692	$55,240	$12,452	23%	$130,337	$106,250	$24,087	23%

Stock-based compensation and related payroll tax expense included in:
Research and development	5,863	3,587	5,863	163%	10,776	6,669	10,776	162%
Sales and marketing	6,177	3,520	6,177	175%	10,182	5,887	10,182	173%
General and administrative	3,932	3,214	3,932	122%	7,367	5,737	7,367	128%
Total stock-based compensation and related payroll tax expense	$15,972	$10,321	$15,972	155%	$28,325	$18,293	$28,325	155%

Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016
Research and development expenses increased $3.3 million in the three months ended July 1, 2017 as compared to the same prior year period. This increase was primarily driven by $2.8 million of additional personnel costs, which were primarily comprised of increased stock-based compensation and related payroll tax expenses of $2.3 million, increased payroll related expenses of $1.7 million, partially offset by a $1.0 million reduction in bonus expense. The remaining research and development expense increase was primarily driven by IT, depreciation, and facilities-related expenses required to support a larger research and development team.
Sales and marketing expenses increased $8.0 million in the three months ended July 1, 2017 as compared to the same prior year period. This increase was primarily driven by $6.6 million of additional personnel costs, which were primarily comprised of increased payroll, payroll tax and contractor-related expenses of $4.4 million, and increased stock-based compensation and related payroll tax expenses of $2.7 million, partially offset by $0.4 million of decreased commission expense. The remaining sales and marketing expense increase was primarily driven by a $0.8 million increase in IT and facilities related costs to support a larger sales and marketing team, a $0.7 million related to internal sales events, and a $0.4 million increase in travel expense, partially offset by a $0.6 million decrease in use taxes.
General and administrative expenses increased $1.1 million in the three months ended July 1, 2017 as compared to the same prior year period. This increase was primarily driven by $0.9 million of additional personnel costs, which were primarily comprised of $0.9 million of increased payroll and payroll tax, and increased stock-based compensation and related payroll tax expenses of $0.7 million, partially offset by a $0.7 million reduction in bonus expense.
Six Months Ended July 1, 2017 Compared to Six Months Ended July 2, 2016
Research and development expenses increased $8.1 million in the six months ended July 1, 2017 as compared to the same prior year period. This increase was primarily driven by $6.1 million of additional personnel costs, which were primarily comprised of increased stock-based compensation and related payroll tax expenses of $4.1 million, and increased payroll, payroll tax and contractor-related expenses of $3.3 million, partially offset by $1.0 million of reduced bonus expense. The remaining research and development expense increase was primarily driven by a $1.4 million increase in facilities-related and IT-related expenses required to support a larger research and development team, and a $0.5 million increase in depreciation expense.
Sales and marketing expenses increased $13.8 million in the six months ended July 1, 2017 as compared to the same prior year period. This increase was primarily driven by $10.0 million of additional personnel costs, which were primarily comprised of increased payroll, payroll tax and contractor-related expenses of $7.9 million, and increased stock-based compensation and related payroll tax expenses of $4.3 million, partially offset by a $2.1 million decrease in commission expense. The remaining sales and marketing expense increase was primarily driven by a $1.2 million increase in internal sales events, a $1.6 million in IT and facilities related costs to support a larger sales and marketing team, and a $0.9 million of travel expense.
General and administrative expenses increased $2.2 million in the six months ended July 1, 2017 as compared to the same prior year period. This increase was primarily driven by $2.0 million of additional personnel costs, which were primarily comprised of a $1.7 million increase in payroll and payroll tax, and a $1.6 million increase in stock-based compensation and related payroll tax expenses, partially offset by a $0.9 million reduction in bonus expense and a $0.6 million reduction in contractor-related expenses.
Income Tax (Provision) Benefit

	Three Months Ended				Six Months Ended
	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax (provision) benefit	$4,133	$27,899	$(23,766)	(85)%	$8,045	$27,320	$(19,275)	(71)%
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
We had an income tax benefit of $4.1 million and $8.0 million for the three and six months ended July 1, 2017, respectively, compared to a tax benefit of $27.9 million and $27.3 million for the three and six months ended July 2, 2016, respectively. The income tax benefit recorded in the three and six months ended July 1, 2017 was primarily related to our year-to-date pre-tax loss and a tax benefit related to stock-based compensation. The income tax benefit for the three and six months ended July 2, 2016 represents the release of $30.5 million of existing valuation allowance against our U.S. deferred tax assets and additional foreign income tax expense.
In making a determination whether to set up a valuation allowance or not, we considered all available evidence, both positive and negative. Such evidence included, but was not limited to, our history of profitability and losses, jurisdictional income recognition trends, pre-tax losses adjusted for certain other items, and forecasted income by jurisdiction. Based on the above evidence, we determined that it is more likely than not that we will utilize our U.S. deferred tax assets except for research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
Liquidity and Capital Resources
As of July 1, 2017, our principal sources of liquidity, which consisted of cash, cash equivalents and short-term investments of $258.8 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of July 1, 2017, we had no material commitments for capital expenditures.
Our future capital requirements will depend on many factors, including our results of operations and the expansion of our research and development, sales and marketing and general and administrative functions. Based on our current operating plan, we believe our existing cash, cash equivalents and investments, combined with cash generated from operations, will be sufficient to fund our working capital and operating expenses for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity, or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur cash interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016(1)
Net cash provided by (used in) operating activities	$9,146	$18,427
Net cash provided by (used in) investing activities	$(3,648)	$(7,062)
Net cash provided by (used in) financing activities	$(2,505)	$3,665
(1)Reflects the impact of the adoption of the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation - Stock Compensation.
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
In the six months ended July 1, 2017, our operating activities provided cash of $9.1 million. This was primarily due to timing of collection of our accounts receivable and a higher concentration of service bookings with upfront payment from customers.
Cash flows from investing activities
Net cash used in investing activities of $3.6 million for the six months ended July 1, 2017 was primarily attributable to maturities of short-term investments of $70.7 million which were partially offset by $69.2 million used for purchases of short-term investments and $5.2 million used for capital expenditures for property and equipment to support the growth of our business.
Cash flows from financing activities
Net cash used in financing activities of $2.5 million for the six months ended July 1, 2017 was primarily due to proceeds of $5.0 million from the issuance of common stock pursuant to our ESPP and $0.9 million from stock option exercises, offset by $8.4 million of tax payments upon vesting of restricted stock units.
Contractual Obligations
As of July 1, 2017, we had not entered into any material additional contractual obligation beyond those disclosed in the Annual Report on Form 10-K as of December 31, 2016. As of July 1, 2017, we had no material changes in tax liabilities recorded related to uncertainty in income tax positions beyond those disclosed in the Annual Report on Form 10-K as of December 31, 2016.
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
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our revenue, cost of revenue and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific region. Our condensed consolidated statements of operations, comprehensive income (loss) and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In the six months ended July 1, 2017 and July 2, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments of $258.8 million as of July 1, 2017. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our short-term investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the six months ended July 1, 2017 and July 2, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 1, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q, or the Evaluation Date. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $40.7 million, or 29% of our revenue in the six months ended July 1, 2017, and $32.6 million, or 23% of revenue in the six months ended July 2, 2016.
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
Our revenue growth rates have been highly variable in recent periods. We experienced annual revenue growth rates of 40% and 41% in fiscal 2016 and fiscal 2015, respectively, followed by revenue decline of 8% and 3% when comparing the three months ended July 1, 2017 to the three months ended July 2, 2016 and the six months ended July 1, 2017 to the six months ended July 2, 2016, respectively. Our revenue growth rates in future periods may be increasingly difficult to predict, especially as we enter new markets and expand our cloud-focused solutions. For example, we are seeing the public cloud cause a shift in deployment architectures across the industry. To the extent customers delay their purchasing decisions as they consider new deployment architectures or if they do not adopt our cloud-focused solutions at a rate sufficient to maintain our revenue growth, our operating results would be adversely impacted. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially and adversely affected and our stock price could decline.
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
We also expect increased competition if our market continues to expand. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. In addition, current or potential competitors may be acquired by third parties that have greater resources available. For example, our competitor, Ixia was recently acquired by Keysight Technologies. As a result of these acquisitions, our current or potential competitors, such as Ixia, might take advantage of the greater resources of the larger organization to compete more aggressively against us.
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
Our revenue is primarily generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and the distribution of our products. In North America we principally rely on two distributors, Global Convergence Inc., or GCI, and Arrow Enterprise Computing Solutions, Inc. or Arrow. GCI accounted for 20% and 22% of our revenue for the three and six months ended July 1, 2017, respectively and 33% of our revenue for the fiscal year 2016. Arrow accounted for 33% and 26% of our revenue for the three and six months ended July 1, 2017, respectively and 26% of our revenue for the fiscal year 2016. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
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
As of July 1, 2017, we had 37 issued patents in the United States, but this number may be relatively small in comparison to some of our competitors and potential competitors. Additionally, as of July 1, 2017, we had 36 pending U.S. patent applications. Internationally, as of July 1, 2017, we had 10 issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In addition, certain members of our current management team have recently joined us, including our Senior Vice President of Worldwide Sales, Burney Barker and our Chief Marketing Officer, Kim DeCarlis. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.
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
Our business could be negatively affected as a result of actions of activist shareholders
Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations, and diverting the attention of management and our employees. The perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.
Our long-term success depends, in part, on our ability to further expand the sales of our products to end-user customers located outside of the United States, and therefore our business will be susceptible to risks associated with international operations.
While we currently maintain limited operations outside of the United States, we intend to expand these operations in the future. For example, in 2017 we expanded our operations in, and relocated a significant portion of our research and development facility to India and in 2016 completed the transition of our primary manufacturing operations, through Jabil, to Mexico. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts we may undertake will not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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
We opened a research and development center in India during the second quarter of fiscal 2015, expanded and relocated a significant portion of our research and development operations there in 2016, and, in the future, expect to increase our headcount and development activity at this facility. There is no assurance that our reliance upon research and development resources in India will enable us to achieve our research and development goals or greater resource efficiency. Further, our research and development efforts in India involve significant risks, including:

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
Changes in our valuation allowance against deferred tax assets may affect our future financial results
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we considered historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent that we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For example, During the three months ended ended July 2, 2016, we considered all available positive and negative evidence in making a determination to release $30.5 million of the then existing valuation allowance.
As of July 1, 2017, we assessed that it is more-likely-than-not that we will realize our federal and a portion of our state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we only have a valuation allowance set up against a portion of our state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).

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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, for the first and second quarters of fiscal 2014, and for the fourth quarter of fiscal 2016, we announced results that fell below our guidance and below analyst expectations which resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $61.25 through July 1, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 37,390,458 shares of common stock outstanding as of July 1, 2017, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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

GIGAMON INC.

Date:	July 31, 2017	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2017	/s/ Rex S. Jackson
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