Form 10-Q
period 2017-09-30
Gigamon Inc.
filed 2017-11-03
CIK 1484504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
As of October 25, 2017, there were 37,328,845 shares of the registrant’s common stock outstanding.

Gigamon Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Gigamon Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,182	$148,926
Short-term investments	91,380	109,238
Accounts receivable, net of allowance for doubtful accounts and sales returns of $960 and $979, as of September 30, 2017 and December 31, 2016, respectively	71,741	75,522
Inventories	15,472	11,347
Prepaid expenses and other current assets	12,048	9,909
Total current assets	363,823	354,942
Property and equipment, net	20,735	11,809
Deferred tax assets, net	50,734	33,094
Other assets, non-current	1,103	1,154
TOTAL ASSETS	$436,395	$400,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,585	$5,208
Accrued liabilities	26,897	34,649
Deferred revenue	69,960	68,997
Total current liabilities	102,442	108,854
Deferred revenue, non-current	32,126	28,785
Deferred and other tax liabilities, non-current	553	201
Other liabilities, non-current	933	499
TOTAL LIABILITIES	136,054	138,339
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock—$0.0001 par value; 20,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and December 31, 2016, respectively.	—	—
Common stock—$0.0001 par value; 1,000,000 shares authorized, 37,309 and 36,303 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	4	4
Additional paid-in capital	298,400	256,774
Accumulated other comprehensive income (loss)	(75)	(17)
Retained earnings (accumulated deficit)	2,012	5,899
TOTAL STOCKHOLDERS’ EQUITY	300,341	262,660
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,395	$400,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
Product	$51,861	$59,835	$139,063	$155,805
Service	27,330	23,677	78,832	70,021
Total revenue	79,191	83,512	217,895	225,826
Cost of revenue:
Product	11,401	12,197	32,429	34,414
Service	3,049	2,141	8,649	6,562
Total cost of revenue	14,450	14,338	41,078	40,976
Gross profit	64,741	69,174	176,817	184,850
Operating expenses:
Research and development	18,783	18,306	59,451	50,914
Sales and marketing	34,914	31,994	105,247	88,494
General and administrative	10,697	8,887	30,033	26,029
Total operating expenses	64,394	59,187	194,731	165,437
Income (loss) from operations	347	9,987	(17,914)	19,413
Interest income	541	235	1,374	661
Other expense, net	(241)	(144)	(433)	(386)
Income (loss) before income tax benefit	647	10,078	(16,973)	19,688
Income tax benefit (provision)	1,531	(3,999)	9,576	23,321
Net income (loss)	$2,178	$6,079	$(7,397)	$43,009
Net income (loss) per share:
Basic	$0.06	$0.17	$(0.20)	$1.22
Diluted	$0.06	$0.16	$(0.20)	$1.15
Weighted average shares used in computing net income (loss) per share:
Basic	37,196	35,770	36,885	35,171
Diluted	39,574	38,113	36,885	37,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss)	$2,178	$6,079	$(7,397)	$43,009
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net	29	(31)	(58)	83
Comprehensive income (loss)	$2,207	$6,048	$(7,455)	$43,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gigamon Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,397)	$43,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,411	4,815
Stock-based compensation expense	39,991	28,884
Deferred income taxes	(10,147)	(31,570)
Inventory write-down	—	—
Other	148	366
Changes in operating assets and liabilities:
Accounts receivable	3,672	(11,567)
Inventories	(4,761)	(4,316)
Prepaid expenses and other assets	(1,944)	(2,991)
Accounts payable	532	54
Accrued liabilities and other liabilities	(9,308)	3,470
Deferred revenue	4,304	1,015
Net cash provided by (used in) operating activities	21,501	31,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(78,099)	(84,773)
Proceeds from maturities of short-term investments	96,012	85,747
Purchase of property and equipment	(12,179)	(6,001)
Net cash provided by (used in) investing activities	5,734	(5,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	9,443	6,785
Proceeds from exercise of stock options	983	9,654
Shares repurchased for tax withholdings on vesting of restricted stock units	(12,592)	(7,240)
Net cash provided by (used in) financing activities	(2,166)	9,199
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25,069	35,341
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	148,926	120,212
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$173,995	$155,553

Reconciliation to cash and cash equivalents and Other assets, non-current
Current assets - Cash and cash equivalents	$173,182	$155,553
Other assets, current - restricted cash	813	—
Total cash, cash equivalents and restricted cash	$173,995	$155,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid during the period	$1,254	$2,843
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment purchases	$3,194	$707
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
Unaudited Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 30, 2017, its results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and October 1, 2016, respectively, and cash flows for the nine months ended September 30, 2017 and October 1, 2016, respectively. The financial data and the other financial information disclosed in the accompanying notes to the condensed consolidated financial statements related to these three and nine month periods are also unaudited. The fiscal year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated statements of operations for the three and nine months ended September 30, 2017 is not necessarily indicative of the results to be expected for the full fiscal year or any other future periods.
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
The following customers represented more than 10% or more of total revenue or accounts receivable:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Percent of Revenue:
Customer A (distributor)	*	38%	16%	35%
Customer B (distributor)	36%	24%	29%	25%
Customer C (distributor)	10%	*	*	*
Customer D (end user)	*	*	*	12%
* Represents less than 10% of total revenue

	As of
	September 30, 2017	December 31, 2016
Percent of Accounts Receivable:
Customer A (distributor)	10%	16%
Customer B (distributor)	34%	32%
Customer C (distributor)	16%	*
Customer D (end user)	*	10%

Recent Accounting Pronouncements
New Accounting Updates Recently Adopted
The Company has adopted the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation during the first quarter of fiscal 2017. Specifically, the Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of the change was recognized as a $3.6 million reduction to retained earnings as of January 1, 2017. Stock-based excess tax benefits or shortfalls are now reflected in the results of operations as a component of the income tax benefit (provision), whereas they previously were recognized in equity. The cumulative impact of this change was recorded as a deferred tax asset of $7.6 million for the previously unrecognized excess tax benefits with an adjustment of $7.1 million and $0.5 million to retained earnings and a valuation allowance for a certain jurisdiction, respectively. Additionally, the Company's condensed consolidated statements of cash flows now include excess tax benefits as an operating activity with the prior period adjusted accordingly.
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
Cash Equivalents and Short-Term Investments
The components of the Company’s cash equivalents and short-term investments are as follows (in thousands):

		Fair Value Measured Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$110,008	$110,008	$—
Commercial paper	8,418		8,418
Total cash equivalents	$118,426	$110,008	$8,418

Short-term investments:
Corporate debt securities	$24,003	$—	$24,003
Commercial paper	2,465		2,465
U.S. agency debt securities	3,995		3,995
U.S. government securities	60,917		60,917
Total short-term investments	$91,380	$—	$91,380

		Fair Value Measured Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$99,992	$99,992	$—
Commercial paper	1,999	—	1,999
Total cash equivalents	$101,991	$99,992	$1,999

Short-term investments:
Corporate debt securities	$10,110	$—	$10,110
Commercial paper	12,956	—	12,956
U.S. agency debt securities	21,697	—	21,697
U.S. government securities	64,475	—	64,475
Total short-term investments	$109,238	$—	$109,238
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
Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The Company’s Level 2 assets are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors or other sources, to determine the ultimate fair value of these assets. The Company has no assets classified as Level 3. The Company’s policy is to recognize transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. The Company did not have any transfers between Level 1 and Level 2 in the nine months ended September 30, 2017.
As of September 30, 2017 and December 31, 2016, the Company had no liabilities measured at fair value.
Financial assets measured at amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories are summarized as follows (in thousands):

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$110,008	$—	$—	$110,008
Commercial paper	8,418			8,418
Total cash equivalents	$118,426	$—	$—	$118,426
Short-term investments:
Corporate debt securities	$24,021	$1	$(19)	$24,003
Commercial paper	2,465	—	—	2,465
U.S. agency debt securities	3,998	—	(3)	3,995
U.S. government securities	60,971	1	(55)	60,917
Total short-term investments	$91,455	$2	$(77)	$91,380

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$99,992	$—	$—	$99,992
Commercial paper	1,999	—	—	1,999
Total cash equivalents	$101,991	$—	$—	$101,991
Short-term investments:
Corporate debt securities	$10,119	$—	$(9)	$10,110
Commercial paper	12,956	—	—	12,956
U.S. agency debt securities	21,698	1	(2)	21,697
U.S. government securities	64,482	8	(15)	64,475
Total short-term investments	$109,255	$9	$(26)	$109,238
The Company had no realized gains or realized losses from sales of securities in the nine months ended September 30, 2017. There were no securities in a material continuous loss position for 12 months or longer as of September 30, 2017 and December 31, 2016.
The contractual maturity date of the cash equivalents and short-term investments at estimated fair value was as follows (in thousands):

	As of
	September 30, 2017	December 31, 2016
Due within one year	$201,453	$205,250
Due between one and five years	8,353	5,979
Total	$209,806	$211,229
4. Balance Sheet Components
Inventories
Inventories are comprised of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Raw materials	$94	$50
Finished goods	15,378	11,297
Total inventories	$15,472	$11,347
Inventory is valued at the lower of cost computed on a first-in, first-out basis, or net realizable value.

Property and equipment, net
Property and equipment, net, are comprised of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Equipment and machinery	$25,403	$20,611
Furniture and fixtures	1,523	654
Leasehold improvements	9,665	3,367
Software	3,900	2,519
Total property and equipment	40,491	27,151
Less accumulated depreciation and amortization	(19,756)	(15,342)
Total property and equipment, net	$20,735	$11,809
Depreciation and amortization expense was $5.1 million and $5.3 million for nine months ended September 30, 2017 and fiscal 2016, respectively.
Accrued Liabilities
Accrued liabilities are comprised of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Accrued employee related costs	$11,145	$25,468
Accrued inventory and other purchases	5,203	1,778
Accrued taxes payable	1,075	1,977
Accrued professional services	2,107	667
Other accruals	7,367	4,759
Total accrued liabilities	$26,897	$34,649
Accrued Warranty
Warranty activity and accrued warranty is comprised of the following (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Accrued warranty balance at beginning of period	$960	$807
Accrual for warranty during the period	1,236	1,269
Actual costs incurred	(1,247)	(1,116)
Accrued warranty balance at end of period	$949	$960

	As of
Accrued warranty reported as:	September 30, 2017	December 31, 2016
Accrued liabilities, current	$706	$653
Other liabilities, non-current	243	307
Total accrued warranty	$949	$960

Deferred Revenue
Deferred revenue is comprised of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Deferred service revenue	$101,807	$97,646
Deferred product revenue	279	136
Total deferred revenue	$102,086	$97,782
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of unrealized gains and losses from available-for-sale securities. The following summarizes the activity within accumulated other comprehensive loss (in thousands):

Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(17)
Available-for-sale securities:
Unrealized loss	(58)
Total other comprehensive loss	(58)
Balance as of September 30, 2017	$(75)
There was no material tax impact on the unrealized gains or losses and total other comprehensive income.
There were no material reclassifications out of accumulated other comprehensive loss into the condensed consolidated statements of operations in the nine months ended September 30, 2017 and October 1, 2016.
5. Commitments and Contingencies
Lease Commitments
The Company leases office space for its current headquarters in Santa Clara, California and its United Kingdom subsidiary under non-cancelable operating leases that expire at various dates through fiscal 2025. The Company has also entered into lease agreements for additional office space in India, Sweden and Singapore. The Company recognizes rent expense on a straight-line basis over the lease period.
Rent expense related to the Company’s operating leases was $1.5 million and $1.0 million for the three months ended September 30, 2017 and October 1, 2016, respectively, and $3.8 million and $2.9 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.
No material change in the future minimum lease payments under non-cancelable operating leases has occurred in the nine months ended September 30, 2017 and as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Purchase Commitments
The Company has agreements with two contract manufacturers for the manufacture of its products. The agreement with its primary contract manufacturer allows the contract manufacturer to procure components on the Company’s behalf based upon a production forecast provided by the Company. The Company also purchases raw materials directly from suppliers to be used by the contract manufacturers in the production of the Company’s products. The Company may be obligated to purchase component inventory that is non-cancelable. As of September 30, 2017 and December 31, 2016, the Company’s non-cancelable purchase commitments for such component inventory were $22.2 million and $15.7 million, respectively.
Legal Proceedings
On January 27, 2017, a purported shareholder class action was filed in the United States District Court for the Northern District of California against the Company and three of its current and former officers. The plaintiff alleges that the Company made false and misleading statements about the Company’s business, operations, and prospects, including statements about the Company’s guidance, for the fourth quarter of 2016. The complaint, which was amended on September 22, 2017, seeks unspecified monetary damages, attorneys' fees and costs and other relief. The Company believes this lawsuit is without merit and intends to defend against it vigorously. The matter is still in the early stages and the Company will defend against the allegations accordingly. Due to the current early stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.

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
6. Stockholders’ Equity
Equity Award Plans
2013 Equity Incentive Plan
In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). All authorized but unissued shares of the Company’s 2012 Unit Option Plan (the “2012 Plan”) were added to the 2013 Equity Plan’s authorized pool in June 2013. The Company is authorized to issue up to a maximum of 2,929,481 shares of common stock for future issuance, plus up to an additional 4,967,172 shares upon termination of awards under the 2012 Plan. In addition, the 2013 Equity Plan is subject to increase annually on the first day of each of the Company’s fiscal years beginning with fiscal 2014, by an amount equal to the least of (i) 1,464,740 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Company's board of directors. Vested but unexercised options, under the 2013 Equity Plan, expire three months after termination of service with the Company. An additional 1,464,740 shares were authorized during the nine months ended September 30, 2017. As of September 30, 2017, outstanding awards under the 2013 Equity Plan and the 2012 Plan covered 3,588,518 shares and 343,037 shares of the Company's common stock, respectively.
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
In accordance with the terms of the ESPP, an additional 439,422 shares were authorized for future issuance during the nine months ended September 30, 2017. The Company recorded stock-based compensation expense for its ESPP of $1.0 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $2.7 million for the three and nine months ended October 1, 2016, respectively. For the nine months ended September 30, 2017 there were two purchase periods that resulted in the issuance of 355,800 shares of the Company's common stock at a weighted average purchase price of $26.63 per share.
Stock Options
Stock options granted under the 2013 Equity Plan and formerly under the 2012 Plan (together, the “Equity Incentive Plans”), are generally subject to a four-year vesting period whereby stock options become 25% vested on the first anniversary of the grant date and then ratably monthly thereafter through the end of the vesting period. Vested stock options may be exercised up to 10 years from the vesting commencement date. Under the 2012 Plan, vested but unexercised stock options expire 30 days after termination of service with the Company.
The following table summarizes the stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
Balance — December 31, 2016	1,391,171	$21.19	6.39	$35,076
Options granted	177,777	$38.43
Options exercised	(75,904)	$12.95
Options forfeited/canceled	(112,087)	$25.28
Balance — September 30, 2017	1,380,957	$23.53	6.17	$27,239
Exercisable — September 30, 2017	927,460	$17.64	5.69	$22,728
Aggregate intrinsic value represents the difference between the exercise price of the awards and the Company’s fair value per share of $42.15 and $45.55 as of September 30, 2017 and December 31, 2016, respectively, for the total number of underlying options.
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
The following table summarizes the RSU activity under the Company’s Equity Incentive Plans:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in Thousands)
December 31, 2016	2,466,049	$26.66	1.39	$112,329
RSUs awarded	1,500,180	$35.66
RSUs released	(867,296)	$25.84
RSUs forfeited	(551,779)	$28.60
As of September 30, 2017	2,547,154	$31.81	1.43	$107,363
 Aggregate intrinsic value for RSUs represents the Company’s fair market value per share of $42.15 and $45.55, as of September 30, 2017 and December 31, 2016, respectively, for the total number of underlying RSUs. The Company withheld shares totaling $12.6 million in value as a result of employee withholding taxes based on the value of the RSUs on their vesting dates for the nine months ended September 30, 2017. The total payments for the employees’ tax obligations to the taxing authorities are reflected as financing activities within the condensed consolidated statements of cash flows.
Performance-Based Restricted Stock Units
During the fiscal year ended December 31, 2016, the Company awarded 193,000 shares of performance-based RSUs. The vesting conditions of these awards were tied to the Company's fiscal 2016 revenue and operating income performance. These performance-based RSUs could have vested from 0% to 200% of the target grant, based on attainment of the performance goals. The target achievement percentage became known as of December 31, 2016. On December 31, 2016, the Company concluded that 149.5% of the target grants were likely to vest. For the three and nine months ended September 30, 2017, the Company recorded $0.2 million and $1.3 million, respectively, on a graded-vesting basis in stock-based compensation expense related to these performance-based RSU awards. As of September 30, 2017, there were 66,875 RSUs subject to performance-based vesting criteria.

Restricted Stock Award Activity
During the nine months ended September 30, 2017, the Company awarded 254,397 shares of restricted stock awards ("RSAs") at a weighted average grant date fair value of $30.72, of which 33,345 RSAs with a weighted average grant date fair value of $30.82 vested in the period.
RSA vesting dates are determined by the Company. The vesting is subject to the employee’s continuing service with the Company over that period. RSAs have the voting and dividend participation rights of the Company’s common stock. The cost of RSAs is determined using the fair value of the Company’s common stock on the date of the grant.
Performance-Based Restricted Stock Awards
During the nine months ended, the Company awarded 213,986 shares of performance-based RSAs at a weighted average grant date fair value of $32.01, of which 6,166 awards with a weighted average grant date fair value of $23.78 vested. The vesting conditions of 166,570 of these awards are tied to the Company's fiscal 2017 revenue and operating income performance. These performance-based RSAs could vest from 0% to 200% of the target grant, based on attainment against the performance goals.
Stock-Based Compensation Expense
The fair value of the option awards and ESPP purchase rights granted and the assumptions used in the Black-Scholes option pricing model are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock option awards:
Expected term (in years)	4.6	0	4.6	4.6
Risk-free interest rate	1.8%	—%	1.8% - 1.9%	1.4%
Expected volatility	61.6%	—%	61.6% - 62.0%	76.1%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per award	$20.33	$—	$18.67 - $20.33	$18.62

ESPP purchase right:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.12% - 1.32%	0.46% - 0.72%	0.67% - 1.32%	0.42% - 0.74%
Expected volatility	45.40% - 58.23%	43.9% - 54.6%	45.40% - 68.64%	43.9% - 67.2%
Expected dividend rate	—%	—%	—%	—%
Grant date fair value per share	$11.12 - $18.40	$12.84 - $20.77	$11.12 - $18.40	$7.75 - $20.77

The following table summarizes the stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of revenue	$333	$519	$1,802	$1,527
Research and development	$4,040	3,397	14,453	9,800
Sales and marketing	$3,163	3,062	13,108	8,802
General and administrative	$3,437	3,126	10,628	8,755
Total stock-based compensation expense	$10,973	$10,104	$39,991	$28,884
As of September 30, 2017 and December 31, 2016, there was $0.4 million and $0.2 million of capitalized stock-based compensation costs, respectively, within the Company's inventory balance.

As of September 30, 2017, unrecognized compensation expense related to stock options, RSUs, RSAs, PSUs, PSAs and ESPP purchase rights was $4.7 million, $44.4 million, $4.1 million, $0.8 million, $0.6 million and $4.5 million, respectively.

7. Defined Contribution Plans
The Company’s contributions to its 401(k)-defined contribution plan, which are expensed immediately as compensation costs, were $0.9 million and $0.6 million for the three months ended September 30, 2017 and October 1, 2016, respectively and $2.8 million and $1.7 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.
8. Income Tax
The Company recorded an income tax benefit of $1.5 million and $9.6 million for the three and nine months ended September 30, 2017, respectively, and an income tax provision of $4.0 million and an income tax benefit of $23.3 million for the three and nine months ended October 1, 2016, respectively. The income tax benefit for the three and nine months ended September 30, 2017 was primarily related to the Company's year-to-date pre-tax loss and a tax benefit related to stock-based compensation. As of September 30, 2017, the Company considered all positive and negative evidence in making a determination that the Company will more likely than not be able to utilize its U.S. deferred tax assets. Such evidence included, among others, the Company's history of profitability, jurisdictional income recognition trends, forecasted income by jurisdiction and maintaining three years of cumulative taxable income in the U.S. federal tax jurisdiction as of September 30, 2017. Therefore, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that it will utilize its U.S. deferred tax assets. Included in the net deferred tax asset balance is a $6.7 million valuation allowance that relates to research and development credits in a jurisdiction with a history of credits in excess of taxable profits.
The Company adopted the accounting standard update related to Improvements to Employee Share-Based Payment Accounting, which amends Compensation – Stock Compensation in the first quarter of fiscal 2017. As a result, the Company recorded a deferred tax asset of $7.6 million for the previously unrecognized excess tax benefits with an adjustment of $7.1 million and $0.5 million to retained earnings and a valuation allowance for a certain jurisdiction, respectively, on the accompanying condensed consolidated balance sheet. Additionally, the adoption resulted in net excess tax benefits in the Company's provision for income taxes of $4.8 million on its condensed consolidated statements of operations for the nine months ended September 30, 2017.
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
As of September 30, 2017, changes to the Company's uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a material impact on the Company's financial position or results of operations. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, no such interest and penalties have been accrued.

9. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock.
Due to the net loss incurred in the nine months ended September 30, 2017, potential dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for such period as their effect was anti-dilutive.
Diluted net income (loss) per share is computed based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested stock awards and stock options using the treasury stock method.
The following table presents the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income (loss)	2,178	6,079	(7,397)	43,009
Denominator:
Weighted average shares used for basic net income (loss) per share computation	37,196	35,770	36,885	35,171
Weighted average effect of dilutive securities:
Stock options	610	666	—	696
Stock Awards (1)	1,668	1,488	—	1,271
ESPP purchase rights	100	189	—	203
Weighted average shares used for diluted net income (loss) per share computation	39,574	38,113	36,885	37,341
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.17	$(0.20)	$1.22
Diluted	$0.06	$0.16	$(0.20)	$1.15
(1) Includes RSUs, performance-based RSUs, RSAs and performance-based RSAs
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following shares of potentially outstanding common stock because the effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Equity awards to purchase common stock	258	20	310	74

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
The following table summarizes the Company’s revenue by geographic region, based on shipment location (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
United States	$56,253	$67,205	$162,661	$179,678
Rest of Americas	3,126	2,562	7,886	7,385
Europe, Middle East and Africa	10,392	7,370	26,943	21,349
Asia Pacific	9,420	6,375	20,405	17,414
Total	$79,191	$83,512	$217,895	$225,826
The Company’s long-lived assets by geographic region are summarized as follows (in thousands):

	As of
	September 30, 2017	December 31, 2016
United States	$18,569	$9,907
India	1,496	1,271
Other	670	631
Total	$20,735	$11,809
11. Subsequent Event
On October 26, 2017, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Ginsberg Holdco, Inc. (“Newco”) and Ginsberg Merger Sub, Inc., a wholly-owned subsidiary of Newco (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Newco. Newco and Merger Sub were formed by Elliott Associates, L.P. and Elliott International, L.P. (the “Elliott Funds”), funds affiliated with Elliott Management Corporation (“Elliott”). Capitalized terms not otherwise defined have the meanings set forth in the Merger Agreement.
At the Effective Time of the Merger, each share of common stock of the Company (the Company Common Stock) issued and outstanding as of immediately prior to the Effective Time (including Shares of Restricted Stock and excluding Dissenting Shares) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $38.50, without interest thereon (the Per Share Price). Company Options and awards generally will be cancelled and converted into the right to receive the Per Share Price, less, in the case of Company Options, the exercise price per share.
Newco has secured committed financing, consisting of a combination of equity financing to be provided by the Elliott Funds and debt financing from Jefferies Finance LLC, the aggregate proceeds of which will be sufficient for Newco to pay the aggregate merger consideration and all related fees and expenses. Newco has committed to use its reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into in connection with the Merger Agreement on October 26, 2017. The transaction is not subject to any financing condition.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino

Antitrust Improvements Act of 1976, as amended, and approval by the Company’s stockholders and a minimum cash condition.
The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its Subsidiaries prior to the Effective Time. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with certain exceptions for alternative acquisition proposals that are or are reasonably likely to lead to Superior Proposals.
The Merger Agreement contains certain termination rights for the Company and Newco. Upon termination of the Merger Agreement in connection with the Company accepting a Superior Proposal or due to the Company Board’s change or withdrawal of its recommendation of the Merger, the Company will be required to pay Newco a termination fee of $47.2 million. This termination fee will also be payable if the Merger Agreement is terminated because the Company’s stockholders did not vote to adopt the Merger Agreement(or the termination date for the transaction (as described below) occurs before the stockholder approval is obtained) and prior to such termination, a proposal to acquire at least 50% of the Company’s stock or assets is publicly announced (or delivered to the Company’s Board of Directors) and the Company enters into an agreement for, or completes, an alternative acquisition transaction within one year of termination.
Upon termination of the Merger Agreement under other specified circumstances, Newco will be required to pay the Company a termination fee of $94.4 million. The termination fee will become payable by Newco if it fails to consummate the Merger after certain conditions are met, if Newco breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, or if either party terminates because of the termination date, and at the time of such termination, the Company was otherwise entitled to terminate the Merger Agreement for either of the above reasons. The Elliott Funds have provided the Company with a limited guaranty in favor of the Company (the “Limited Guarantee”). In the aggregate, the Limited Guarantee guarantees the payment of the termination fee payable by Newco and certain reimbursement obligations that may be owed by Newco to the Company pursuant to the Merger Agreement. The Merger Agreement also provides that, under certain conditions, either party may specifically enforce the other party’s obligations under the Merger Agreement.
In addition to the foregoing termination rights, and subject to certain limitations, the Company or Newco may terminate the Merger Agreement if the Merger is not consummated by April 25, 2018. The transaction is expected to close in the first quarter of fiscal 2018.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our proposed acquisition by Elliott, including our expectations regarding the timing, completion and expected benefits of the Merger, our plans, objectives and intentions with respect to our future operations, and the expected impact of the proposed transaction on our business, our customers and our market prior to the consummation or termination of such acquisition;

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
Overview
We have developed innovative solutions that deliver pervasive, dynamic and intelligent visibility and control of data-in-motion traversing enterprise, federal and service provider networks. Our Visibility Platform consists of a distributed system of nodes (that in combination establish a Visibility Fabric) that enable an advanced level of visibility, modification and control of network traffic. Our Visibility Platform is comprised of physical appliances and virtual nodes that can be deployed in data centers, central offices, remote sites, virtual environments, private clouds, public clouds and hybrid clouds. We believe our Visibility Platform enables organizations to significantly improve their ability to secure, manage and understand critical data-in-motion traversing their infrastructure. Enterprise and federal organizations can enhance their cyber-security posture by leveraging the power of network visibility to achieve a pervasive view within the perimeter of their IT infrastructure. Furthermore, IT departments can significantly increase the effectiveness, efficiency and performance of their network management, analysis and compliance tools. Using our Visibility Platform, mobile service providers can gain subscriber-level awareness across their infrastructure enabling them to improve services, increase revenue generating opportunities and reduce operational costs.
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
Our revenue decreased to $79.2 million in the three months ended September 30, 2017 from $83.5 million in the three months ended October 1, 2016. As of September 30, 2017, we had increased our cumulative customer count to approximately 2,600, as compared to over 2,200 as of October 1, 2016. Our net income was $2.2 million for the three months ended September 30, 2017 compared to net income of $6.1 million for the three months ended October 1, 2016. We generated cash from operations of $21.5 million for the nine months ended September 30, 2017 compared to $31.2 million for the nine months ended October 1, 2016. We operate as a single reportable segment.
Fiscal year 2016 was a 53-week fiscal year, with the first quarter being a 14-week quarter and each subsequent quarter being a 13-week quarter. Fiscal 2017 is a 52-week fiscal year ending on December 30, 2017, with all quarters being 13 weeks.
Recent Developments
On October 26, 2017, we entered into the Merger Agreement with Newco and Merger Sub, each an affiliate of Elliot, providing for the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Newco. Newco will acquire 100% of the Company's common stock for $38.50 per share in cash (the “Merger Consideration”), for a total value of approximately $1.6 billion. At the Effective Time, each Company Option outstanding immediately prior to the Effective Time (whether vested or unvested) will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (x) the excess, if any, of (A) the Merger Consideration over (B) the exercise price per share of such Company Option multiplied by (y) the total number of Shares issuable upon the exercise in full of such Company Option. At the Effective Time, each Restricted Stock Unit outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (x) the Merger Consideration multiplied by (y) the total number of Shares subject to such award of Restricted Stock Units. With respect to any Shares of Performance Restricted Stock or Performance Restricted Stock Units, the achievement of all performance goals applicable thereto will be based on actual performance as set forth in the applicable agreements governing the award, any earned portion of such award will be eligible to be cancelled and converted into the right to receive an amount in cash as described above with respect to Company Common Stock or Restricted Stock Units, as applicable, and any unearned portion of such award shall be cancelled without any cash payment or other consideration being made in respect thereof.
We anticipate that the transaction will be consummated in the first quarter of 2018. We did not incur significant costs related to the Merger during the third quarter of 2017 while we anticipate to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger in future periods.
Key Performance Indicators of Our Business
We monitor a variety of key performance indicators to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. These key performance indicators include (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Key Performance Indicators:
Revenue	$79,191	$83,512	$217,895	$225,826
Gross margin	82%	83%	81%	82%
Income (loss) from operations	$347	$9,987	$(17,914)	$19,413

			As of September 30, 2017	As of October 1, 2016
Deferred service revenue			$101,807	$80,925
Revenue. We monitor our revenue to assess the acceptance of our products and services by our end-user customers and growth in the markets we serve.
Gross margin. We monitor our gross margin to assess the impact on our current and forecasted financial results from any changes to the pricing, mix and costs of products we are selling to our customers.
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
Product revenue. We generate product revenue primarily from sales of perpetual software licenses installed on purpose-built physical appliances that establish a Visibility Fabric. We generally recognize product revenue at the time of product delivery, provided all other revenue recognition criteria have been met. We expect our product revenue as a percentage of revenue to vary from quarter-to-quarter based on, among other things, the timing of orders, the delivery of products, and seasonal and cyclical factors discussed under the section titled “Results of Operations.”
We have experienced seasonality in the sale of our products. The first quarter of each year is usually our lowest revenue quarter during the year and product revenue typically declines sequentially from the prior fourth quarter. We generally expect and normally experience an increase in sales in the second half of the year relative to the first half, primarily due to the buying habits of many of our end-user customers as budgets for annual capital purchases are being fully utilized. The fiscal year-ending September 30 of the U.S. Federal government has in certain years resulted in increased selling momentum for certain transactions in our third quarter.
Over time we expect our product revenue to increase as we continue to extend our product portfolio, add new end-user customers and expand the volume of shipments to our current end-user customers.
Service revenue. We generate service revenue primarily from sales of maintenance and support contracts, which may be bundled with sales of products, and from sales and subsequent renewals of maintenance and support contracts. We offer tiered maintenance and support services under our renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, patches and unspecified upgrades on a when-and-if-available basis. We recognize service revenue ratably over the duration of the contract, which is typically one year and can be for multiple years depending on the contract. As a result, the impact on service revenue will lag any shift in product revenue because product revenue is recognized when a product is sold and revenue criteria are satisfied, whereas service revenue is recognized ratably over the contract term. We expect our service revenue to increase as we expand our installed base by selling more products and support contracts, and adding more end-user customers.
Cost of revenue
Our cost of revenue consists of cost of product revenue and cost of service revenue. The number of employees attributable to the cost of revenue increased to 54 as of September 30, 2017, compared to 47 as of October 1, 2016.
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
Operating expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs comprise a significant component of our operating expenses, and consist of salaries, benefits, bonuses and stock-based compensation expense; and with respect to our sales organization, personnel costs also include sales commissions. The number of employees attributable to our operating expenses increased to 732 employees as of September 30, 2017, compared to 588 employees as of October 1, 2016.
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
General and administrative
General and administrative expenses consist of personnel costs and allocated costs of facilities and information technology related to our executive, finance, human resources and legal functions, as well as professional services costs. Professional services costs consist primarily of outside legal and accounting services. We have incurred expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations.
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
Income Tax (Provision) Benefit
Our income tax benefit was $1.5 million and $9.6 million for the three and nine months ended September 30, 2017, respectively, and we had a $4.0 million income tax provision and a $23.3 million income tax benefit for the three and nine months ended October 1, 2016, respectively. The income tax benefit for the three and nine months ended September 30, 2017 was primarily related to our year-to-date pre-tax loss and a tax benefit related to stock-based compensation. As of September 30, 2017, we concluded that it is more likely than not that we will be able to realize our deferred tax assets in the foreseeable future except for research and development credits in a jurisdiction with a history of credits in excess of taxable profits. We will continue to assess the need for the valuation allowance on a quarterly basis.
Stock-based compensation expense and other compensation charges
Stock-based compensation expense was $11.0 million and $40.0 million for the three and nine months ended September 30, 2017, respectively, compared to $10.1 million and $28.9 million for the three and nine months ended October 1, 2016, respectively. The increase in stock-based compensation expense was primarily due to headcount increases and our election to account for forfeitures as they occur under the recently adopted accounting guidance. As of September 30, 2017, total unrecognized stock-based compensation expense was $59.1 million (see Note 6 "Stockholders' Equity" included in Part I, Item I).

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$51,861	$59,835	$139,063	$155,805
Service	27,330	23,677	78,832	70,021
Total revenue	79,191	83,512	217,895	225,826
Cost of revenue:
Product	11,401	12,197	32,429	34,414
Service	3,049	2,141	8,649	6,562
Total cost of revenue	14,450	14,338	41,078	40,976
Gross profit	64,741	69,174	176,817	184,850
Operating expenses:
Research and development	18,783	18,306	59,451	50,914
Sales and marketing	34,914	31,994	105,247	88,494
General and administrative	10,697	8,887	30,033	26,029
Total operating expenses	64,394	59,187	194,731	165,437
Income (loss) from operations	347	9,987	(17,914)	19,413
Interest income	541	235	1,374	661
Other expense, net	(241)	(144)	(433)	(386)
Income (loss) before income tax benefit	647	10,078	(16,973)	19,688
Income tax benefit (provision)	1,531	(3,999)	9,576	23,321
Net income (loss)	$2,178	$6,079	$(7,397)	$43,009

Net income (loss) includes stock-based compensation and related payroll tax expenses allocated as follows:
Stock-based compensation and related payroll tax expenses:
Cost of revenue	$352	$547	$1,881	$1,591
Research and development	4,114	3,506	14,891	10,175
Sales and marketing	3,233	3,204	13,415	9,091
General and administrative	3,473	3,261	10,840	8,998
Total stock-based compensation and related payroll tax expenses	$11,172	$10,518	$41,027	$29,855

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Percentage of Revenue:
Revenue:
Product	65%	72%	64%	69%
Service	35%	28%	36%	31%
Total revenue	100%	100%	100%	100%
Cost of revenue	18%	17%	19%	18%
Gross margin	82%	83%	81%	82%
Operating expenses:
Research and development	24%	22%	27%	23%
Sales and marketing	44%	38%	48%	38%
General and administrative	14%	11%	14%	12%
Total operating expenses	81%	71%	89%	73%
Income (loss) from operations	1%	12%	(8)%	9%
Interest income	1%	—%	1%	—%
Income (loss) before income tax benefit	1%	12%	(8)%	9%
Income tax benefit (provision)	2%	(5)%	4%	10%
Net income (loss)	3%	7%	(3)%	19%

Comparison of Three and Nine Months Ended September 30, 2017 and October 1, 2016
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Increase (Decrease)	% Increase (Decrease)	September 30, 2017	October 1, 2016	$ Increase (Decrease)	% Increase (Decrease)
	(dollars in thousands)				(dollars in thousands)
Revenue:
Product	$51,861	$59,835	$(7,974)	(13)%	$139,063	$155,805	$(16,742)	(11)%
Service	27,330	23,677	3,653	15%	78,832	$70,021	8,811	13%
Total revenue	$79,191	$83,512	$(4,321)	(5)%	$217,895	$225,826	$(7,931)	(4)%
Product revenue decreased $8.0 million and $16.7 million in the three and nine months ended September 30, 2017, respectively, as compared to the same prior year periods, driven primarily by decreases in North American public sector revenue, partially offset by revenue increases in the EMEA and APAC regions.
Service revenue increased $3.7 million and $8.8 million in the three and nine months ended September 30, 2017, respectively, as compared to the same prior year periods, primarily due to the growth in our installed base of end-user customers under maintenance and support contracts.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Increase (Decrease)	% Increase (Decrease)	September 30, 2017	October 1, 2016	$ Increase (Decrease)	% Increase (Decrease)
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$11,401	$12,197	$(796)	(7)%	$32,429	$34,414	$(1,985)	(6)%
Service	3,049	2,141	908	42%	8,649	6,562	2,087	32%
Total cost of revenue	$14,450	$14,338	$112	1%	$41,078	$40,976	$102	—%
Gross margin:
Product	78%	80%			77%	78%
Service	89%	91%			89%	91%
Total gross margin	82%	83%			81%	82%

Stock-based compensation and related payroll tax expense included in cost of revenue	$352	$547	$(195)	(36)%	$1,881	$1,591	$290	18%
Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016
Total gross margin was 82% in the three months ended September 30, 2017 compared to 83% in the three months ended October 1, 2016. The slight decline in gross margin was primarily due to higher product discounting, partially offset by a more favorable mix shift to higher margin service and software revenue.
Product gross margin was 78% in the three months ended September 30, 2017 compared to 80% gross margin in the three months ended October 1, 2016, primarily due to higher product discounting in the three months ended September 30, 2017.
Service gross margin was 89% in the three months ended September 30, 2017 compared to 91% in the three months ended October 1, 2016, primarily due to increased headcount investments to better support customers under maintenance and support contracts.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended October 1, 2016
Total gross margin was 81% in the nine months ended September 30, 2017, compared to 82% in the nine months ended October 1, 2016. The slight decline in gross margin was primarily due to higher product discounting, partially offset by a more favorable mix shift to higher margin service and software revenue.
Product gross margin was 77% in the nine months ended September 30, 2017 compared to 78% gross margin in the nine months ended October 1, 2016, primarily due to higher product discounting in the nine months ended September 30, 2017.
Service gross margin was 89% in the nine months ended September 30, 2017 compared to 91% in the nine months ended October 1, 2016, primarily due to increased headcount investments to better support customers under maintenance and support contracts.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Increase	% Increase	September 30, 2017	October 1, 2016	$ Increase	% Increase
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$18,783	$18,306	$477	3%	$59,451	$50,914	$8,537	17%
Sales and marketing	34,914	31,994	2,920	9%	105,247	88,494	16,753	19%
General and administrative	10,697	8,887	1,810	20%	30,033	26,029	4,004	15%
Total operating expenses	$64,394	$59,187	$5,207	9%	$194,731	$165,437	$29,294	18%

Stock-based compensation and related payroll tax expense included in:
Research and development	4,114	3,506	608	17%	14,891	10,175	4,716	46%
Sales and marketing	3,233	3,204	29	1%	13,415	9,091	4,324	48%
General and administrative	3,473	3,261	212	7%	10,840	8,998	1,842	20%
Total stock-based compensation and related payroll tax expense	$10,820	$9,971	$849	9%	$39,146	$28,264	$10,882	39%

Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016
Research and development expenses increased $0.5 million in the three months ended September 30, 2017 as compared to the same prior year period. This increase was primarily driven by increased payroll, payroll tax and contractor-related expenses of $1.4 million, and increased stock-based compensation and related payroll tax expenses of $0.6 million, partially offset by a $1.3 million reduction in bonus expense. The remaining research and development expense increase was primarily driven by higher IT expenses, depreciation, and facilities-related expenses required to support a larger research and development team, partially offset by a decrease of $1.0 million in development related expenses.
Sales and marketing expenses increased $2.9 million in the three months ended September 30, 2017 as compared to the same prior year period. This increase was primarily driven by $1.3 million of additional personnel costs, which were primarily comprised of increased payroll, payroll tax and contractor-related expenses of $3.1 million and severance expenses of $0.8 million related to a restructuring, partially offset by $2.2 million of decreased commission expense and $0.5 million of decreased bonus expense. The remaining sales and marketing expense increase was primarily driven by a $0.7 million increase in marketing costs, a $0.5 million increase in IT and facilities allocations, and higher travel and entertainment expense of $0.3 million.
General and administrative expenses increased $1.8 million in the three months ended September 30, 2017 as compared to the same prior year period. This increase was primarily driven by $1.5 million of expenses related to non-routine shareholder matters expenses, increased payroll, payroll tax and contractor-related expenses of $0.8 million and increased stock-based compensation and related payroll tax expenses of $0.2 million, partially offset by a $0.9 million reduction in bonus expense.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended October 1, 2016
Research and development expenses increased $8.5 million in the nine months ended September 30, 2017 as compared to the same prior year period. This increase was primarily driven by $6.9 million of additional personnel costs , primarily comprised of increased stock-based compensation and related payroll tax expenses of $4.7 million, and increased payroll, payroll tax and contractor-related expenses of $4.5 million, partially offset by a $2.3 million reduction in bonus expense, a $1.0 million increase in facilities-related and IT-related expenses required to support a larger research and development team, and a $0.7 million increase in depreciation expense.
Sales and marketing expenses increased $16.8 million in the nine months ended September 30, 2017 as compared to the same prior year period. This increase was primarily driven by $11.3 million of additional personnel costs, which were primarily comprised of increased payroll, payroll tax and contractor-related expenses of $10.9 million, increased stock-based compensation and related payroll tax expenses of $4.3 million and severance expenses of $0.8 million related to a restructuring, partially offset by a $4.0 million decrease in commission expense and a $0.8 million decrease in bonus expense. The remaining sales and marketing expense increase was primarily driven by a $1.4 million increase IT-related and facilities-related costs to support a larger sales and marketing team, a $1.2 million increase in expenses related to internal sales events, a $1.2 million increase in travel expenses and $0.8 million of software license purchases.

General and administrative expenses increased $4.0 million in the nine months ended September 30, 2017 as compared to the same prior year period. This increase was primarily driven by $3.6 million of additional personnel costs, primarily comprised of a $2.2 million increase in payroll, payroll taxes and contractor-related expenses, and a $1.8 million increase in stock-based compensation and related payroll tax expenses, partially offset by a $1.7 million reduction in bonus expense and $2.0 million of expenses related to in non-routine shareholder matters and other consulting expenses, partially offset by a $0.6 million reduction in use tax.
Income Tax (Provision) Benefit

	Three Months Ended				Nine Months Ended
	September 30, 2017	October 1, 2016	$ Change	% Change	September 30, 2017	October 1, 2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax (provision) benefit	$1,531	$(3,999)	$5,530	(138)%	$9,576	$23,321	$(13,745)	(59)%
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
We had an income tax benefit of $1.5 million and $9.6 million for the three and nine months ended September 30, 2017, respectively, compared to an income tax provision of $4.0 million and an income tax benefit of $23.3 million for the three and nine months ended October 1, 2016, respectively. The income tax benefit recorded in the three and nine months ended September 30, 2017 was primarily related to our year-to-date pre-tax loss and a tax benefit related to stock-based compensation. The income tax benefit for the nine months ended October 1, 2016 represents the release of $30.5 million of existing valuation allowance against our U.S. deferred tax assets and additional foreign income tax expense.
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
Liquidity and Capital Resources
As of September 30, 2017, our principal sources of liquidity, which consisted of cash, cash equivalents and short-term investments of $264.6 million, were held primarily in the United States. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of September 30, 2017, we had no material commitments for capital expenditures.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016(1)
Net cash provided by (used in) operating activities	$21,501	$31,169
Net cash provided by (used in) investing activities	$5,734	$(5,027)
Net cash provided by (used in) financing activities	$(2,166)	$9,199
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
In the nine months ended September 30, 2017, our operating activities provided cash of $21.5 million. This was primarily due to timing of collection of our accounts receivable and a higher concentration of service bookings with upfront payment from customers.
Cash flows from investing activities
Net cash provided by investing activities of $5.7 million for the nine months ended September 30, 2017 was primarily attributable to maturities of short-term investments of $96.0 million, mostly offset by $78.1 million used for purchases of short-term investments and $12.2 million used for capital expenditures for property and equipment to support our business.
Cash flows from financing activities
Net cash used in financing activities of $2.2 million for the nine months ended September 30, 2017 was primarily due to $12.6 million of tax payments upon vesting of restricted stock units, mostly offset by proceeds of $9.4 million from the issuance of common stock pursuant to our ESPP and $1.0 million from stock option exercises.
Contractual Obligations
As of September 30, 2017, we had not entered into any material additional contractual obligation beyond those disclosed in the Annual Report on Form 10-K as of December 31, 2016. As of September 30, 2017, we had no material changes in tax liabilities recorded related to uncertain income tax positions beyond those disclosed in the Annual Report on Form 10-K as of December 31, 2016.
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
Foreign currency exchange rate sensitivity
Our functional currency is the U.S. dollar. Most of our revenue, cost of revenue and operating expenses are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are transacted in the currencies of the countries in which our operations are located, which are primarily in the Americas, Europe, the Middle East, and Africa, and the Asia-Pacific region. Our condensed consolidated statements of operations, comprehensive income (loss) and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. In the nine months ended September 30, 2017 and October 1, 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.
Interest rate sensitivity
We had cash, cash equivalents and short-term investments of $264.6 million as of September 30, 2017. We hold our cash, cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our short-term investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. For the nine months ended September 30, 2017 and October 1, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q, or the Evaluation Date. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that occurred during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On January 27, 2017, a purported shareholder class action was filed in the United States District Court for the Northern District of California against us and three of our current and former officers, Rodriguez v. Gigamon Inc., et al., Case No. 17-cv-00434 (N.D. Cal. filed Jan. 27, 2017). The plaintiff alleges that we made false and misleading statements about our business, operations and prospects, including statements about our guidance for the fourth quarter of 2016. The complaint asserts claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and SEC Rule 10b-5 on behalf of all persons and entities who acquired our securities between October 27, 2016 and January 17, 2017. The complaint, as amended, seeks unspecified monetary damages, attorneys' fees and costs and other relief. We believe this lawsuit is without merit and intend to defend against it vigorously.
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
Risks Related to Our Business

The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On October 26, 2017, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with [Elliott Management Corporation]. Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our shareholders, the absence of certain legal impediments, a minimum closing cash balance of at least $230 million, and the absence of a material adverse effect on our business. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
Risks related to the pendency of the Merger
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:

•	potential uncertainty in the marketplace, which could lead current and prospective end-user customers to purchase from other vendors or delay purchasing from us;

•
the possibility of disruption to our business and operations, including diversion of management attention and resources, increased transaction costs, and the potentially negative impact on our relationships with our partners, third-party manufacturers and suppliers;

•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
Risks that the Merger may be delayed or may not be completed
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain the approval of the Merger Agreement by our shareholders;

•	the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•	potential future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

•	the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Elliot not to close the Merger.
Risks to our business if the Merger does not close
If the Merger does not close, our business and shareholders would be exposed to additional risks, including:

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•
investor confidence could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•	the requirement that we pay a termination fee of $47.2 million to Elliot if we terminate the agreement governing the Merger under certain circumstances.
Risks related to the successful completion of the Merger
Even if successfully completed, there are certain risks to our shareholders from the Merger, including:

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•
the fact that, if the Merger is completed, shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

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
We invest substantial amounts of time and resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality and adding other improvements to meet end-user customers’ rapidly evolving demands in our highly competitive industry. Our research and development expenses were $59.5 million, or 27% of our revenue in the nine months ended September 30, 2017, and $50.9 million, or 23% of revenue in the nine months ended October 1, 2016.
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

Our revenue growth rate in recent periods can not be relied on as an indication of our future performance.
Our revenue growth rates have been highly variable in recent periods. We experienced annual revenue growth rates of 40% and 41% in fiscal 2016 and fiscal 2015, respectively, followed by revenue decline of 5% and 4% when comparing the three months ended September 30, 2017 to the three months ended October 1, 2016 and the nine months ended September 30, 2017 to the nine months ended October 1, 2016, respectively. Our revenue growth rates in future periods may be increasingly difficult to predict, especially as we enter new markets and expand our cloud-focused solutions. For example, we are seeing the public cloud cause a shift in deployment architectures across the industry. To the extent customers delay their purchasing decisions as they consider new deployment architectures or if they do not adopt our cloud-focused solutions at a rate sufficient to maintain our revenue growth, our operating results would be adversely impacted. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially and adversely affected and our stock price could decline.
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
We sell our products primarily to enterprise IT departments and service providers. Our sales cycles typically range from three to six months and are generally longer for larger transactions. Often times, our larger transactions are part of larger data center projects or upgrades by our customers and we have little ability to influence the timing of these transactions. As a result, our sales cycles can often be more than six months, with sales cycles involving service providers taking significantly longer to complete. To the extent that the mix of our future sales shifts to include relatively more revenue from service providers, the average length of our sales cycles will likely increase. Furthermore, our sales to federal, state and local governmental agency end-user customers have fluctuated in recent periods, and we have in recent periods and may in the future increase our sales efforts to governmental entities. Selling to governmental entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that some of these efforts will generate a sale. As a result of these lengthy and uncertain sales cycles and the increasing size of our transactions, it is difficult for us to predict when end-user customers may purchase solutions and accept products from us. If we are unable to effectively manage the sales cycle or if we fail to close a large transaction or multiple smaller transactions that we expect to close in a given period, our operating results may vary significantly from period to period and may be materially adversely affected.
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
Although supplies of our components are generally available from a variety of sources, we currently depend on a single source or a limited number of sources for some components included in our products. For example, processors that we use in our products are manufactured by Broadcom Corp., Freescale Semiconductor. Ltd., Intel Corporation and Cavium, Inc. and are currently available only from a limited number of sources, and neither we nor, to our knowledge our manufacturers have entered into supply agreements with such sources. As there are no other sources for identical components and technologies, if we lost any of these suppliers or were unable to acquire enough of these components or license these technologies on acceptable terms or at all, we would not be able to sell our products for a significant period of time, and we could incur significant costs to redesign our hardware and software to incorporate components or technologies from alternative sources or to qualify alternative suppliers. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

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
Our revenue is primarily generated through sales by our channel partners, which include distributors and resellers. We depend upon our channel partners to assist with the sales process through introduction to accounts and the distribution of our products. In North America we principally rely on two distributors, Global Convergence Inc., or GCI, and Arrow Enterprise Computing Solutions, Inc. or Arrow. GCI accounted for less than 10% and 16% of our revenue for the three and nine months ended September 30, 2017, respectively and 33% of our revenue for the fiscal year 2016. Arrow accounted for 36% and 29% of our revenue for the three and nine months ended September 30, 2017, respectively and 26% of our revenue for the fiscal year 2016. To the extent our channel partners are unable to generate an increasing amount of our sales opportunities, are unsuccessful in selling our products, or we are unable to enter into arrangements with, and retain, a sufficient number of high quality channel partners in each of the regions in which we sell products, and keep them motivated to sell our products, our ability to sell our products and operating results would be harmed. Furthermore, any adverse change in the financial or business condition of our third-party channel partners could disrupt our ability to fulfill orders to our end-user customers, damage our relationships with our end-user customers or adversely impact our financial condition and results of operations. The termination of our relationship with any significant channel partner may adversely impact our sales, operating results and revenue growth. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business and operating results could be materially and adversely affected.
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
We currently rely on third-party contract manufacturers to manufacture our products, and our failure to manage our relationship with our contract manufacturers successfully could negatively impact our business.
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
Our reliance on these third parties reduces our control over the assembly and order fulfillment process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to effectively manage our relationship with our contract manufacturers, or if they experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. Furthermore, Jabil manufactures our products in their facility in Guadalajara, Mexico. As such, these manufacturing operations may be subject to changes in the economic, security and political conditions in Mexico, or to changes in Mexico's trade relations with the United States, which might interrupt or impact manufacturing operations. For example, the political climate in the United States has created some uncertainty whether the United States might impose tariffs or other restrictions on foreign imports, including imports from Mexico. If any such tariffs are imposed on products or components that we import, including those manufactured by Jabil, our costs could increase or our gross margins could be negatively impacted. Furthermore, any adverse change in the financial or business condition of our third-party contract manufacturers could disrupt our ability to supply quality products to our end-user customers. If we are required to change our contract manufacturers and cannot find a suitable alternative in a timely manner, we may lose revenue, incur increased costs and damage our relationships with our channel partners and end-user customers. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers are unable to fulfill, or if they are unable to provide us with an adequate supply of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.
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
As of September 30, 2017, we had 44 issued patents in the United States, but this number may be relatively small in comparison to some of our competitors and potential competitors. Additionally, as of September 30, 2017, we had 37 pending U.S. patent applications. Internationally, as of September 30, 2017, we had 10 issued patents and a number of pending patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Under the indemnification provisions of our standard channel contracts and certain additional sales contracts, we agree to defend against third-party claims asserting infringement of certain intellectual property rights, which typically include patents, copyrights and trademarks, and to pay judgments entered on, and certain damages and costs in connection with, such claims. Our exposure under the channel indemnification provisions is generally limited to the total amount paid under the agreement (i) for the 12 months preceding the claim or (ii) for the products at issue. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. We have not incurred any material costs in the past as a result of such indemnification obligations, and have not accrued any liabilities related to such obligations in our consolidated financial statements.
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
Sales to U.S. and foreign, federal, state and local governmental agency end-user customers have accounted for a significant amount of our revenue in recent periods, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expenses without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Our sales to date to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our operating results. We have contractual obligations to provide certain channel partners that sell to the government with certain pricing information that they may pass on to government entities. Governments routinely investigate and audit government contractors’ administrative processes and compliance, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our operating results in a material way. Finally, for purchases by the U.S. government, the government may require that certain products to be manufactured in the United States and other relatively high cost manufacturing locations, and we may not manufacture all products in locations that meet such requirements, affecting our ability to sell these products to the U.S. government.
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

We are evaluating the impact of the new standard on our accounting policies, processes, and system requirements and currently plan to adopt the standard using the full retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts of the new standard we anticipate this standard could have a moderate impact on our consolidated financial statements. However, we cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time. The application of this new guidance may result in a change in the timing and pattern of revenue and cost of sales recognition. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of revenue and cost of sales our operating results could be significantly affected.
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
Changes in our valuation allowance against deferred tax assets may affect our future financial results
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not to be realized. In assessing the need for a valuation allowance, we considered historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent that we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For example, during the three months ended July 2, 2016, we considered all available positive and negative evidence in making a determination to release $30.5 million of the then existing valuation allowance.
As of September 30, 2017, we assessed that it is more-likely-than-not that we will realize our federal and a portion of our state deferred tax assets based on sufficient positive objective evidence that we would generate sufficient taxable income in our U.S. tax jurisdiction to realize the deferred tax assets. Such evidence included, among others, our history of profitability and losses, jurisdictional income recognition trends, pretax losses adjusted for certain other items, and forecasted income by jurisdiction. Accordingly, we only have a valuation allowance set up against a portion of our state deferred tax assets (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q).
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, for the third quarter of fiscal 2017, the fourth quarter of fiscal 2016 and the first and second quarters of fiscal 2014, we announced results that fell below our guidance and below analyst expectations, which, in most instances, resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering in June 2013 at a price of $19.00 per share, the reported high and low sales prices of our common stock have ranged from $9.95 to $61.25 through September 30, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales or repurchase of large blocks of our stock;

•	departures of key personnel; and

•	issues or perceived issued regarding the consummation of the Merger.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. There were 37,308,868 shares of common stock outstanding as of September 30, 2017, all of which are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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

GIGAMON INC.

Date:	November 3, 2017	/s/ Paul A. Hooper
Paul A. Hooper
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	/s/ Rex S. Jackson
Rex S. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of October 26, 2017, by and among Ginsberg Holdco, Inc., Ginsberg Merger Sub, Inc., and the registrant
10.1+	Offer Letter, between the registrant and Burney Barker, dated June 19, 2017
10.2+	Change in Control Severance Agreement, between the registrant and Burney Barker, dated August 28, 2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan.

*	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on October 21, 2017.

**
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